Form 10QSB
period 1997-07-31
FINE COM CORP
filed 1997-09-11
CIK 1034073

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB


  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997
                                    -- or --
  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM____________TO_____________

                               ------------------

                              fine.com CORPORATION
            Name of small business issuer as specified in its charter


                                     0-22805
                             Commission File Number
        STATE OF WASHINGTON                            91-1657402
   State or Other Jurisdiction of          I.R.S. Employer Identification Number
   Incorporation or Organization


                                1118 POST AVENUE
                            SEATTLE, WASHINGTON 98101
                     Address of Principal Executive Offices

                                  206-292-2888
                             Issuer Telephone Number

                               ------------------


        Check whether the registrant (1) filed all reports     Yes [ ]  No [X]
required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the prior 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


        The number of shares of the registrant's common stock, no par value per share, outstanding as of August 31, 1997 was 2,380,065.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              fine.com CORPORATION

                                 BALANCE SHEETS


                                                                 July 31,      January 31,
                                                                  1997            1997
                                                               ----------      ----------
ASSETS                                                         (unaudited)
CURRENT ASSETS:
Cash                                                           $   33,701      $  198,317
Accounts receivable, less allowances                              628,508         476,766
Work-in-progress                                                  228,156            --
Income taxes refundable                                               784             784
Prepaid expenses and other                                         56,227           9,409
Notes receivable from officers                                     54,884          30,435
                                                               ----------      ----------
    TOTAL CURRENT ASSETS                                        1,002,260         715,711
Deferred offering costs                                           459,903          41,116
Deferred income tax asset                                          46,424          30,883
Equipment & furniture, net                                        177,378          80,827
                                                               ----------      ----------
    TOTAL ASSETS                                               $1,685,965      $  868,537
                                                               ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Note payable to bank                                           $  611,286      $   90,286
Accounts payable                                                    9,839         117,459
Accrued offering costs                                            349,933          16,002
Accrued expenses                                                   29,047          28,046
Deferred revenue                                                     --            36,722
Note payable to director                                             --            15,000
Deferred income tax liabilities                                   153,131         100,769
Capitalized lease obligations                                       6,883           9,699
                                                               ----------      ----------
    TOTAL CURRENT LIABILITIES                                   1,160,119         413,983

SHAREHOLDERS' EQUITY:
Convertible Preferred stock, no par value
    Authorized shares - 1,000,000; issued and outstanding         239,918         239,918
      - 59,524
Common Stock
    Authorized shares - 9,000,000; issued and outstanding          75,000          75,000
      - 1,055,541
    Retained earnings                                             210,928         139,636
                                                               ----------      ----------
    Total shareholders' equity                                    525,846         454,554
                                                               ----------      ----------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $1,685,965      $  868,537
                                                               ==========      ==========


                             See accompanying notes.

                              fine.com CORPORATION

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                         Three Months Ended July 31,      Six Months Ended July 31,
                                         --------------------------      --------------------------
                                            1997            1996           1997             1996
                                         ----------      ----------      ----------      ----------
Gross revenue                            $  752,966      $  266,391      $1,564,399      $  492,128
Direct salaries and costs                   574,053         142,977       1,100,995         271,906
                                         ----------      ----------      ----------      ----------
Gross profit                                205,913         123,414         463,404         220,222
Selling, general and administrative
  expenses                                  151,730         117,597         335,889         207,529
                                         ----------      ----------      ----------      ----------
Operating income                             54,183           5,817         127,515          12,693
Interest expense                             11,864           1,798          19,402           2,778
                                         ----------      ----------      ----------      ----------

Income before income taxes                   42,319           4,019         108,113           9,915
Provision for income taxes                   14,451           1,367          36,821           3,372
                                         ----------      ----------      ----------      ----------
Net income                               $   27,868      $    2,652      $   71,292      $    6,543
                                         ==========      ==========      ==========      ==========

Net income per share                     $     0.02      $     0.00      $     0.06      $     0.01
                                         ==========      ==========      ==========      ==========

Shares used in computation of net
  income per share                        1,155,126       1,155,126       1,155,126       1,155,126
                                         ==========      ==========      ==========      ==========

                                     fine.com CORPORATION

                                   STATEMENTS OF CASH FLOW
                                         (Unaudited)


                                             Six Months Ended July 31,
                                             -------------------------
                                                1997            1996
                                             ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                               $  71,292       $   6,543
    Depreciation and amortization               35,832          14,895
    Deferred income taxes                       36,821           3,372
    Net changes in:
        Accounts receivable                   (151,742)        (55,469)
        Work-in-process                       (228,156)           --
        Prepaid expenses and other             (46,818)         (7,215)
        Accounts payable                      (107,620)          4,175
        Accrued expenses                         1,001             107
        Deferred revenue                       (36,722)           --
                                             ---------       ---------
    Total cash used in operating              (426,112)        (33,592)
        activities

CASH FLOWS FROM INVESTING ACTIVITY
    Purchase of equipment and furniture       (132,383)        (13,263)
                                             ---------       ---------
    Total cash used in investing              (132,383)        (13,263)
        activity

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in notes payable to bank          521,000          30,000
    Deferred offering costs                    (84,856)           --
    Payments on capital lease                   (2,816)           --
      obligations
    Notes receivable from shareholders         (24,449)           --
    Notes payable to director                  (15,000)         15,000
                                             ---------       ---------
    Total cash used in financing
      activities                               393,879          45,000
                                             ---------       ---------
    Net decrease in cash                      (164,616)         (1,855)

    Cash at beginning of period                198,317          15,668
                                             ---------       ---------
    Cash at end of period                    $  33,701       $  13,813
                                             =========       =========

                              fine.com CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared by fine.com Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto for the year ended January 31, 1997 included in the Company's Registration Statement on Form SB-2, as amended (file no. 333-26855) (the "Registration Statement"), and the related Prospectus dated August 11, 1997 (the "Prospectus") as filed with the Securities and Exchange Commission (the "Commission").

2.      NET INCOME PER SHARE

        Net income per share is computed based on the weighted average number of common shares outstanding. In accordance with the Securities and Exchange Commission requirements, common and common equivalent shares issued during the 12-month period prior to the filing of the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented using the treasury stock method and the initial public offering price of $6.50 per share. Common equivalent shares consist of the common shares issuable upon the conversion of the convertible preferred stock and shares issuable upon the exercise of stock options.

3.      EQUIPMENT AND FURNITURE

        Equipment and furniture consist of the following:


                                               July 31,     January 31,
                                                1997           1997
                                               --------      --------
Equipment                                      $219,071      $129,765
Office furniture and Equipment                   56,123        13,047
                                               --------      --------
                                                275,194       142,812

Accumulated depreciation and amortization        97,816        61,985
                                               --------      --------
                                               $177,378      $ 80,827
                                               ========      ========


4.      NOTE PAYABLE TO BANK

        The Company had a $200,000 revolving line of credit agreement with a bank which was due on March 31, 1997. Borrowings under this agreement bear interest at the bank's prime interest rate plus 2% (effective rate of 10.25% at January 31, 1997). At January 31, 1997, $90,286 was outstanding under this agreement. This obligation was collateralized by eligible accounts receivable.

        This credit agreement expired on March 31, 1997 and was replaced with a new credit agreement which provides for a revolving line of credit in the maximum amount of $750,000 (the "New Revolving Line of Credit") and a line of credit in the maximum amount of $400,000 (the "Equipment Line of Credit"). The New Revolving Line of Credit expires on March 31, 1998, provides for interest at the bank's prime rate plus 2% (effective rate of 10.50% at July 31, 1997) and is secured by all accounts receivable and the personal guarantee of the Company's President and Chief Executive Officer. At July 31, 1997, $611,286 was outstanding under the New Revolving Line of Credit. The Equipment Line of Credit expires on December 31, 2000, provides for interest at the bank's prime rate plus 2.25% and is secured by the equipment purchased utilizing such funds, all accounts receivable and the personal guarantee of the Company's President and Chief Executive Officer. The credit agreement contains certain covenants, including maintenance of minimum levels of working capital and tangible net worth and restrictions on change of control of the Company.

5.      SHAREHOLDERS' EQUITY

        Convertible Preferred Stock. On January 31, 1997, the Company completed a private placement for the issuance and sale of 59,524 shares of Series A Preferred Stock of the Company for $250,000 less offering costs of $10,082. Upon the effectiveness of the Company's Registration Statement relating to the Company's initial public offering of the common stock, all outstanding shares of the Series A Preferred Stock automatically converted into shares of common stock, at a one-to-one conversion ratio. In addition, upon the effective date of the Registration Statement, the authority of the Company to issue preferred stock terminated and the number of authorized shares of preferred stock were converted into additional authorized shares of common stock.

        Initial Public Offering. On April 14, 1997, the Board of Directors authorized the Company to file a registration statement with the Securities and Exchange Commission to permit the Company to sell shares of common stock to the public. Additionally, the Board of Directors approved a recapitalization of the issued and outstanding shares of common stock which became effective on May 9, 1997. All outstanding common and common equivalent shares and per-share amounts in the accompanying financial statements and the related notes to the financial statements have been retroactively adjusted to give effect to such recapitalization.

        Immediately prior to the date of the initial public offering of common stock, the Company had authorized capital stock consisting of 9,000,000 shares of common stock, of which 1,055,541 shares were issued and outstanding, and 1,000,000 shares of preferred stock, of which 59,524 shares were designated as Series A Preferred Stock and were issued and outstanding. On the effective date of the Registration Statement relating to the initial public offering of the Company's common stock, the issued and outstanding shares of Series A Preferred Stock automatically converted into 59,524 shares of common stock (resulting in an aggregate of 1,115,065 shares of common stock outstanding at such time). Additionally, on such date, all authorized shares of preferred stock automatically converted into additional authorized shares of common stock and, as a result, the Company's authorized capital stock, on such date, consisted solely of 10,000,000 shares of common stock.

6.      SUBSEQUENT EVENT

        On August 11, 1997, the Company's Registration Statement relating to the initial public offering of common stock was declared effective by the Commission. Conversion of the preferred stock into common stock occurred automatically on such date and all 59,524 shares of preferred stock were converted into 59,524 shares of common stock.

        On August 15, 1997, the Company completed its initial public offering and issued 1,100,000 shares of common stock to the public at an initial public offering price of $6.50 per share. On August 25, 1997, pursuant to the exercise of an over-allotment option granted to the underwriters in the Company's initial public offering, the Company issued an additional 165,000 shares of common stock at a price of $6.50 per share. Proceeds to the Company, net of estimated offering expenses of $1,643,925, amounted to approximately $6,578,575.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with (i) the financial statements and accompanying notes appearing in this Report, and (ii) the Company's financial statements and accompanying notes appearing in the Company's Registration Statement and Prospectus as filed with the Commission.

        This Quarterly Report on Form 10-QSB contains forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties that could cause actual results to differ materially from historical results or those anticipated. Words used in this Report such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and in section entitled "Risk Factors" appearing in the Registration Statement and the Prospectus.

OVERVIEW

        The Company plans, creates, maintains and hosts Web sites for major national and international corporate clients and others. The Company's Web site development process utilizes marketing expertise and state of the art interactive database compilation and dissemination techniques and technologies. Through the planning, creation, maintenance and hosting of interactive Web presentations, the Company enhances clients' marketing campaigns, fosters the collection of demographic data which is utilized by clients when allocating marketing resources and facilities both internal and external corporate communications for clients.

        The Company generates substantially all of its revenues from fees associated with the planning and creation of commercial Web sites for clients. These fees are generally earned pursuant to long-term fixed fee contracts (with terms typically ranging from two to seven months). Revenues generated from long-term contracts are recognized under the percentage-of-completion method. Percentage-of-completion is generally measured on the attainment of specific contract milestones (based on the ratio of costs incurred to total estimated project costs). Estimated earnings from long-term contracts are reviewed periodically as work progresses. All other revenue is recorded on the basis of performance of services. The Company assumes greater financial risk on fixed fee contracts than on either time-and-material or cost-reimbursable contracts. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed fee contract may reduce the Company's profit or cause a loss individually on a particular project and in the aggregate.

        The Company has recently initiated efforts to generate recurring revenues from Web site maintenance and Web site hosting fees. The amount of revenue generated to date from the Company's provision of such services has not been significant. Even if revenues from such source increase, fees for maintenance and hosting services may not become a significant percentage of the Company's revenues, if and to the extent that revenues increase from the planning and creation of Web sites. No assurance can be given that revenues from maintenance and hosting fees, or from other new methods of generating recurring revenues, will be sufficient to offset the costs incurred by the Company in performing such services.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JULY 31, 1997 AND 1996

        Gross Revenue. Gross revenue for the six months ended July 31, 1997 and 1996 was $1,564,399 and $492,128, respectively. During each of these six-month periods, substantially all of the Company's revenue was generated by its Web site planning and creation services. The 218% increase in the first two quarters of fiscal 1998 gross revenue over gross revenue for the same period in fiscal 1997 is attributable primarily to the number of clients contracting with the Company for such services increasing from approximately 20 clients in the first six months of fiscal 1997 to approximately 21 clients for the same period in fiscal 1998, as well as to an increase in the average amount billed per client for such services from approximately $25,000 per client in fiscal 1997 to approximately $71,000 in fiscal 1998. The Company believes that the increase in the number of clients was attributable to increased levels of marketing, advertising and new business development activities. The average amount billed per client during the first six months of fiscal 1998 for Web site planning and creating services increased from the same period in fiscal 1997 primarily due to the Company's clients generally undertaking more sophisticated levels of Web site development.

        Direct Salaries and Costs. Direct salaries and costs include all internal labor costs and other direct costs related to project performance, such as project specific independent contractor fees, supplies and specific project-related expenditures. The Company's direct salaries and costs for the six months ended July 31, 1997 were $1,100,995 and consisted primarily of $670,956 paid as direct salaries, taxes and benefits and secondarily of $430,039 as other direct costs of goods sold related to specific projects. The Company hired additional employees during fiscal 1998 to meet increased demand and had 27 full-time employees at July 31, 1997. The Company expects that it will hire additional staff if and as needed to meet demand from current clients and prospective clients whose projects are anticipated to commence within ninety days after hiring. The Company engages independent contractors and subcontractors to service unanticipated projects. The Company's direct salaries and costs for the six months ended July 31, 1996 were $271,906 and consisted, primarily, of $205,540 of direct salaries, taxes and benefits and secondarily, of $66,366 of other direct costs of goods sold related to specific projects. The Company had 17 full-time employees at July 31, 1996.

        As a percentage of gross revenue, total direct salaries and costs increased 15% for the first two quarters of fiscal 1998 over the same period in fiscal 1997. This increase was due to a combination of increased level of salaries paid to production employees and to an increase in the number of independent contractors and subcontractors hired to fulfill the production requirements which exceeded the capacity of the Company's internal staff. The Company engages independent contractors and subcontractors to service project demand that exceeds anticipated levels and will continue to do so if and to the extent the Company's hiring of additional staff does not enable it to service all project demand internally. The Company believes that staffing client projects with independent contractors and subcontractors results, on a project-by-project basis, in the incurrence by the Company of costs that are greater than those the

Company would experience if projects were internally staffed. Such cost increases were not offset by corresponding increases in amounts billed to customers or gross revenue generated therefrom in the six months ended July 31, 1997 due to the fact that the relevant project budgets assumed costs at internally staffed rates. Management intends, to the extent feasible, to build cost adjustments into future project budgets, but cannot predict how such adjustments may impact gross revenue from period to period. Management believes that direct salaries and costs from period to period as a percentage of gross revenue are subject to increase, and that gross profits from period to period as a percentage of gross revenue are subject to decrease, in comparison to prior periods until sufficient internal staffing levels are achieved to meet increasing project demand.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses were $335,889 and $207,529 for the six months ended July 31, 1997 and 1996, respectively. In each period, these expenses consisted primarily of administrative salaries, professional fees, occupancy costs, telephone and related Internet connectivity fees, computer network costs, office expenses and supplies, marketing, advertising and new business development costs. The increase in expenses from fiscal 1997 to 1998 was primarily due to telephone costs, administrative services and rent costs.

        Marketing, advertising and new business development costs increased as a percentage of gross revenue in the first six months of fiscal 1998 from the first six months of fiscal 1997. Marketing, advertising and new business development costs were $66,531 (representing 4% of gross revenue) in the first six months of fiscal 1998, as compared to $16,685 (representing 3% of gross revenue) in the first six months of fiscal 1997. The Company believes that the increase in marketing, advertising and new business development costs was instrumental in the 218% increase in gross revenue from the first six months of fiscal 1997 to the same period of fiscal 1998. Management believes that these costs will continue to increase as a percentage of gross revenue in future periods and may reach approximately 6% of gross revenue.

        Overall, selling, general and administrative expenses as a percentage of gross revenue were 21% for the six months ended July 31, 1997 as compared to 42% for the six months ended July 31, 1996. This overall decrease in selling, general, and administrative expenses as a percentage of gross revenue was a result of the Company's ongoing effort to control expenses and effectively assimilate higher volumes of business using existing resources, offset by increased marketing, advertising and new business development. The Company anticipates administrative expenses increasing due to the compliance and reporting obligations associated with becoming a publicly held company.

        Net Income. The Company recognized net income of $71,292 (representing 5% of gross revenue) for the first six months of fiscal 1998 as compared to $6,543 (representing 1% of gross revenue) for the same period in fiscal 1997. The increase in profitability (as a percentage of gross revenue) is due to the factors discussed above.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JULY 31, 1997 AND 1996

        Gross Revenue. Gross revenue for the three months ended July 31, 1997 and 1996 was $752,966 and $266,391, respectively. During each of these periods, substantially all of the Company's revenue was generated by its Web site planning and creation services. The 183% increase in gross revenue for the three months ended July 31, 1997 compared to the three months ended July 31, 1996 is attributable primarily to the increase in the average amount billed per client to approximately $45,000 per client during the second quarter of fiscal 1998 from approximately $14,000 during the same period in fiscal

1997. The number of clients contracting with the Company for such services decreased to approximately 16 clients during the three months ended July 31, 1997 from approximately 18 clients during the three months ended July 31, 1996. The average amount billed per client during the three months ended July 31, 1997 for Web site planning and creation services increased from the same period in 1996 primarily due to the Company's clients generally undertaking more complex levels of Web site development.

        Direct Salaries and Costs. The Company's direct salaries and costs for the three months ended July 31, 1997 were $547,053 and consisted primarily of $363,411 paid as direct salaries, taxes and benefits and, secondarily of $183,642 as other direct costs of goods sold related to specific projects. The Company's direct salaries and costs for the three months ended July 31, 1996 were $142,977 and consisted, primarily, of $116,446 of direct salaries, taxes and benefits and, secondarily, of $26,531 of other direct costs of goods sold related to specific projects.

        As a percentage of gross revenue, total direct salaries and costs increased 19% for the three months ended July 31, 1997 from the three months ended July 31, 1996. This increase was due primarily to an increase in the number of independent contractors and subcontractors hired to fulfill the production requirements which exceeded the capacity of the Company's internal staff. The Company engages independent contractors and subcontractors to service project demand that exceeds anticipated levels and will continue to do so if and to the extent the Company's hiring of additional staff does not enable it to service all project demand internally. The Company believes that staffing client projects with independent contractors and subcontractors results, on a project-by-project basis, in the incurrence by the Company of costs that are greater than those the Company would experience if projects were internally staffed. Such cost increases were not offset by corresponding increases in amounts billed to customers or gross revenue generated therefrom in the three months ended July 31, 1997 due to the fact that the relevant project budgets assumed costs at internally staffed rates. Management intends, to the extent feasible, to build out adjustments into future project budgets, but cannot predict how such adjustments may impact gross revenue from period to period. Management believes that direct salaries and costs from period to period as a percentage of gross revenue are subject to increase, and that gross profits from period to period as a percentage of gross revenue are subject to decrease, in comparison to prior periods until sufficient internal staffing levels are achieved to meet increasing project demand.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses were $151,730 and $117,597 for the three months ended July 31, 1997 and 1996, respectively.

        Marketing, advertising and new business development costs increased as a percentage of gross revenue in the three months ended July 31, 1997 compared to the same period in 1996. Marketing, advertising and new business development costs were $22,909 (representing 3% of gross revenue) in the second quarter of fiscal 1998 as compared to $12,011 (representing 5% of gross revenue) in the second quarter of fiscal 1997. The Company believes that the increase in marketing, advertising and new business development costs was instrumental in the 183% increase in gross revenue from the three months ended July 31, 1996 to the three months ended July 31, 1997. Management believes that these costs will continue to increase as a percentage of gross revenue in future periods and may reach approximately 6% of gross revenue.

        Overall, selling, general and administrative expenses as a percentage of gross revenue amounted to 20% for the three months ended July 31, 1997 as compared to 44% for the same period in 1996.

CAPITAL RESOURCES AND LIQUIDITY

        Historically, the Company has funded its capital requirements through earnings, borrowings from affiliates and commercial lenders and private placements of its capital stock. The Company had cash in the aggregate amount of $33,701 and $198,317 at July 31, 1997 and January 31, 1997, respectively.

        The Company's working capital decreased $459,587, from $301,728 at January 31, 1997 to ($157,859) at July 31, 1997. Operating activities for the six months ended July 31, 1997 required net cash in the amount of $426,112, primarily due to increases in work in process and accounts receivable. Work in process increased $228,156 from $0 at January 31, 1997. Accounts receivable increased $151,742, from $476,766 at January 31, 1997 to $628,508 at July 31,
1997, primarily due to the increase in gross revenue during the six months ended July 31, 1997.

        The purchase of equipment and furniture required cash in the amount of $132,383 during the six months ended July 31, 1997. These expenditures were made primarily for computer hardware and software, furniture, fixtures and leasehold improvements necessary to accommodate an increase in Company personnel. The Company believes that the increase in personnel was a principal factor enabling the Company to generate higher gross revenue during this period. Net cash provided from financing activities was $393,879, primarily due to an increase of $521,000 in borrowings under the New Revolving Line of Credit, offset by costs associated with the offering, a note receivable from a shareholder, repayment of a note payable to a shareholder and payments on capital lease obligations.

        The Company's revolving line of credit expired on March 31, 1997 and was replaced by the New Revolving Line of Credit. The maximum amount available under the New Revolving Line of Credit is $750,000. Prior to the first day of the month following the completion of the offering, amounts outstanding under the New Revolving Line of Credit bear interest at the bank's prime interest rate plus 2% (10.5% at July 31, 1997). On the first day of the month following the successful completion of the Company's initial public offering, the interest rate was reduced to the bank's prime interest rate plus 0.25%. Amounts outstanding under the New Revolving Line of Credit are secured by all of the Company's accounts receivable and the personal guaranty of Daniel M. Fine, the Company's President and Chief Executive Officer. The New Revolving Line of Credit expires on March 31, 1998 (the "Expiration Date"). On the Expiration Date, the Company must pay in full the aggregate unpaid principal amount then outstanding and all accrued interest, together with all applicable fees, costs and charges, if any. At July 31, 1997, $611,286 was outstanding under the New Revolving Line of Credit.

        The Company has also obtained an additional line of credit (the "Equipment Line of Credit") from the commercial bank which has made the New Revolving Line of Credit available. The maximum amount available under the Equipment Line of Credit is $400,000. Amounts drawn by the Company pursuant to the Equipment Line of Credit may be used exclusively for the purchase of computer hardware and software, furniture and fixtures, and leasehold improvements. After the Company's initial public offering, amounts outstanding under the Equipment Line of Credit bear interest at the same rate of interest as applicable to the New Revolving Line of Credit. Monthly payments of accrued interest only are due until January 31, 1998, from which date the balance outstanding under the Equipment Line of Credit will be required to be amortized over a 36-month period. Amounts outstanding under the Equipment Line of Credit will be secured by the assets purchased with funds borrowed under the Equipment Line of Credit, all of the Company's accounts receivable and the personal guaranty of Daniel M. Fine. At July 31, 1997, no amounts were outstanding under the Equipment Line of Credit.

        On August 15, 1997, the Company completed its initial public offering and issued 1,100,000 shares of common stock to the public at an initial public offering price of $6.50 per share. On August 25, 1997, pursuant to the exercise of an over-allotment option granted to the underwriters in the Company's initial public offering, the Company issued an additional 165,000 shares of common stock at a price of $6.50 per share. Proceeds to the Company, net of estimated offering expenses of $1,643,925, amounted to approximately $6,578,575.


                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        The Company's Registration Statement on Form SB-2, as amended (file number 333-26855), relating to the Company's initial public offering of the Company's common stock was declared effective by the Commission on Monday, August 11, 1997. Coleman and Company Securities, Inc. acted as the representative for the several underwriters in the offering. Pursuant to the Registration Statement, the Company registered (i) shares of common stock for a maximum aggregate offering price of $8,625,000, (ii) Representative's Warrants for a maximum aggregate offering price of $100, and (iii) shares of common stock issuable upon exercise of the Representative's Warrants for a maximum aggregate offering price of $900,000. On August 15, 1997, the Company sold 1,100,000 shares of common stock at a price of $6.50 per share at an aggregate offering price of $7,150,000 and 110,000 Representative's Warrants at a price of $.001 per Representative's Warrant at an aggregate offering price of $110. On August 25, 1997, the Company sold an additional 165,000 shares of common stock at a price of $6.50 pursuant to the exercise of the underwriters' over-allotment option, at an aggregate offering price of $1,072,500.

        The Company's Registration Statement for its initial public offering was declared effective after the end of the Company's fiscal quarter ended July 31, 1997. Accordingly, through the end of the Company's fiscal quarter ended July 31, 1997, no expenses were incurred for the Company's account in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions, finders' fees, expenses paid to or for the underwriters, or for other expenses. In addition, through the end of the Company's fiscal quarter ended July 31, 1997, the Company did not receive or use any offering proceeds.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        By unanimous written consent of the shareholders of the Company, dated as of May 9, 1997, the shareholders approved and ratified certain amendments to the Company's articles of incorporation, as amended, to (i) amend the terms and provisions of the Series A Preferred Stock to provide that each outstanding shares of Series A Preferred Stock would automatically be converted into one fully paid and nonassessable common stock on the Effective Date of a Registration Statement for an underwritten public offering under the Securities Act of 1933, as amended, (ii) set the total number of shares of Series A Preferred Stock at 59,524 shares, and (iii) provide that each of the remaining authorized and unissued shares of preferred stock would automatically be converted into one authorized but unissued share of common stock on the effective date of a registration statement for an underwritten public offering under the Securities Act of 1933, as amended. No shareholder withheld his or her written consent to such action.

        By unanimous written consent of the shareholders of the Company, dated as of May 23, 1997, the shareholders approved the adoption of the Company's 1997 Stock Option Plan. No shareholder withheld his or her written consent to such action.

ITEM 5. OTHER INFORMATION

        On September 10, 1997, the Company announced that its chief operating officer, Daniel G. Stull, is resigning, and that his duties will be assumed by James P. Chamberlin, the Company's chief financial officer, who had also served as chief operating officer prior to Mr. Stull's joining the Company 18 months prior.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A)    EXHIBITS

               11.1   Statement regarding computation of net income per share

               27.1   Financial data schedule

        (B)    REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter ended July 31, 1997.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Dated September 11, 1997.


                       fine.com CORPORATION
                       --------------------
                           (Registrant)


                       By              /s/ Daniel M. Fine
                         -------------------------------------------------------
                                         Daniel M. Fine
                              President and Chief Executive Officer
                                  (principal executive officer)



                       By           /s/ James P. Chamberlin
                         -------------------------------------------------------
                                       James P. Chamberlin
                              Secretary and Chief Financial Officer
                          (principal financial and principal accounting officer)