Form 10QSB/A
period 1997-07-31
FINE COM CORP
filed 1997-09-15
CIK 1034073

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ------------------
                               AMENDMENT NO. 1
                                      TO
                                FORM 10-QSB/A


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

This Amendment No.1 on Form 10-QSB/A is being made solely to correct a typographical error contained on the registrants' unaudited statements of income previously filed.

                              fine.com CORPORATION

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                         Three Months Ended July 31,      Six Months Ended July 31,
                                         --------------------------      --------------------------
                                            1997            1996           1997             1996
                                         ----------      ----------      ----------      ----------
Gross revenue                            $  752,966      $  266,391      $1,564,399      $  492,128
Direct salaries and costs                   547,053         142,977       1,100,995         271,906
                                         ----------      ----------      ----------      ----------
Gross profit                                205,913         123,414         463,404         220,222
Selling, general and administrative
  expenses                                  151,730         117,597         335,889         207,529
                                         ----------      ----------      ----------      ----------
Operating income                             54,183           5,817         127,515          12,693
Interest expense                             11,864           1,798          19,402           2,778
                                         ----------      ----------      ----------      ----------

Income before income taxes                   42,319           4,019         108,113           9,915
Provision for income taxes                   14,451           1,367          36,821           3,372
                                         ----------      ----------      ----------      ----------
Net income                               $   27,868      $    2,652      $   71,292      $    6,543
                                         ==========      ==========      ==========      ==========

Net income per share                     $     0.02      $     0.00      $     0.06      $     0.01
                                         ==========      ==========      ==========      ==========

Shares used in computation of net
  income per share                        1,155,126       1,155,126       1,155,126       1,155,126
                                         ==========      ==========      ==========      ==========

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Dated September 15, 1997.


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