Form 10QSB
period 1997-10-31
FINE COM CORP
filed 1997-12-15
CIK 1034073

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ---------------------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997
                                    -- or --

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ___________


                          ---------------------------

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

                                  206-292-2888
                             Issuer Telephone Number


                          ---------------------------




Check whether the registrant (1) filed all reports required    Yes [X]  No [ ]
to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Transitional Small Business Disclosure Format (check one):     Yes [ ]  No [X]

The number of shares of the registrant's common stock, no par value per share, outstanding as of November 30, 1997 was 2,380,065.

                              FINE.COM CORPORATION

                                   FORM 10-QSB
                     FOR THE QUARTER ENDED OCTOBER 31, 1997


                                      INDEX

PART I - FINANCIAL INFORMATION                                              PAGE

    Item 1. Financial Statements (Unaudited)                                   2

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          7


PART II. - OTHER INFORMATION

    Item 2. Changes in Securities and Use of Proceeds                         12

    Item 6. Exhibits and Reports on Form 8-K                                  13


SIGNATURE PAGE                                                                14


EXHIBITS                                                                   15-16


                                PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     fine.com CORPORATION

                                        BALANCE SHEETS

                                                        October 31,    January 31,
                                                            1997           1997
                                                        ------------    ----------
ASSETS                                                   (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                $ 1,925,029     $198,317
Marketable securities                                      1,584,576           --
Accounts receivable, less allowances                       1,244,955      476,766
Work-in-progress                                             130,002           --
Income taxes refundable                                          784          784
Prepaid expenses and other                                   148,815        9,409
Notes receivable from officers                                54,180       30,435
                                                         -----------     --------
    TOTAL CURRENT ASSETS                                   5,088,341      715,711
Marketable securities                                      2,318,420           --
Deferred offering costs                                           --       41,116
Deferred income tax asset                                    244,126       30,883
Equipment & furniture, net                                   199,132       80,827
                                                         -----------     --------
    TOTAL ASSETS                                         $ 7,850,019     $868,537
                                                         ===========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Note payable to bank                                     $   366,285     $ 90,286
Accounts payable                                             141,654      117,459
Accrued offering costs                                       144,000       16,002
Accrued expenses                                              10,812       28,046
Deferred revenue                                              13,077       36,722
Note payable to director                                          --       15,000
Deferred income tax liabilities                              371,446      100,769
Capitalized lease obligations                                  5,380        9,699
                                                         -----------     --------
    TOTAL CURRENT LIABILITIES                              1,052,654      413,983

SHAREHOLDERS' EQUITY:
Convertible Preferred stock, no par value:
    No shares authorized, issued or
    outstanding at October 31, 1997; and
    1,000,000 shares authorized, 59,524
    shares issued and outstanding at January 31, 1997             --      239,918
Common Stock, no par value:
    10,000,000 shares authorized, 2,380,065 shares
    issued and outstanding at
    October 31, 1997; and 9,000,000
    shares authorized, 1,055,541 shares issued and         6,546,376       75,000
    outstanding at January 31, 1997
Retained earnings                                            290,565      139,636
Unrealized loss on marketable securities                     (39,576)          --
                                                         -----------     --------
    Total shareholders' equity                             6,797,365      454,554
                                                         -----------     --------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 7,850,019     $868,537
                                                         ===========     ========

                            See accompanying notes.

                              fine.com CORPORATION

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                       Three Months Ended October 31,  Nine Months Ended October 31,
                                             1997          1996            1997           1996
                                       -----------------------------------------------------------

Gross revenue                          $ 1,001,146     $   318,006     $ 2,565,545     $   810,134
Direct salaries and costs                  599,802         192,175       1,700,797         464,081
                                       -----------     -----------     -----------     -----------
Gross profit                               401,344         125,831         864,748         346,053
Selling, general and administrative
expenses                                   340,864         121,297         676,753         328,826
                                       -----------     -----------     -----------     -----------
Operating income                            60,480           4,534         187,995          17,227
Interest income                             72,236              --          72,236              --
Interest expense                           (12,079)         (2,673)        (31,481)         (5,451)
                                       -----------     -----------     -----------     -----------
Income before income taxes                 120,637           1,861         228,750          11,776
Provision for income taxes                  41,000             633          77,821           4,005
                                       -----------     -----------     -----------     -----------
Net income                             $    79,637     $     1,228     $   150,929     $     7,771
                                       ===========     ===========     ===========     ===========

Net income per share                   $      0.04     $      0.00     $      0.10     $      0.01


Shares used in computation of net
  income per share                       2,240,159       1,155,126      1,516,804       1,155,126



                            See accompanying notes.

                              fine.com CORPORATION

                             STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                           Nine Months Ended October 31,
                                                            1997                  1996
                                                       -----------             ----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                         $   150,929             $   7,771
    Depreciation and amortization                           59,748                22,343
    Deferred income taxes                                   77,821                 4,004
    Net changes in:
        Accounts receivable                               (768,189)             (115,904)
        Work-in-process                                   (130,002)                   --
        Prepaid expenses and other                        (139,406)               (7,909)
        Accounts payable                                    24,195                 2,393
        Accrued expenses                                   (17,234)               (1,194)
        Deferred revenue                                   (23,645)               17,712
        Current taxes payable                                   --                (1,277)
                                                       -----------             ---------
    Total cash used in operating activities               (765,783)              (72,061)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of marketable securities                   (3,962,959)                   --
    Purchase of equipment and furniture                   (178,053)              (18,411)
                                                       -----------             ---------
    Total cash used in investing activities             (4,141,012)              (18,411)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock,
        net of issuance costs                            6,400,572                    --
    Increase in notes payable to bank                      275,999                70,000
    Payments on capital lease obligations                   (4,319)                   --
    Notes receivable from officers                         (23,745)                   --
    Notes payable to director                              (15,000)               15,000
                                                       -----------             ---------
    Total cash used in financing activities              6,633,507                85,000
                                                       -----------             ---------
    Net increase (decrease) in cash and
        cash equivalents                                 1,726,712                (5,472)

    Cash and cash equivalents at beginning
        of period                                          198,317                15,668
                                                       -----------             ---------
    Cash and cash equivalents at end of
        period                                         $ 1,925,029             $  10,196
                                                       ===========             =========

                            See accompanying notes.

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

        Net Income Per Share. Net income per share is computed based on the weighted average number of common shares outstanding and dilutive common equivalent shares from stock options, using the treasury stock method. In accordance with the Commission requirements, common and common equivalent shares issued during the 12-month period prior to the filing of the Registration Statement for the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented using the treasury stock method at the initial public offering price of $6.50 per share. Common equivalent shares consisted of the common shares issuable upon the conversion of the convertible preferred stock and shares issuable upon the exercise of stock options.

        Marketable Securities. Marketable securities, which consist primarily of government agency securities, are carried at market value. Market values are determined based on quoted prices. Marketable securities are classified in the balance sheet as current and noncurrent based on maturity dates and the Company's expectation of sales and redemptions in the following year.

        Cash and Cash Equivalents. The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. Excess cash is primarily invested in treasury bills, securities of government agencies, and commercial paper. Cash equivalents are carried at amortized cost, which approximates fair market value.

2.      NOTE PAYABLE TO BANK

        The Company had a $200,000 revolving line of credit agreement with a bank which was due on March 31, 1997. Borrowings under this agreement bear interest at the bank's prime interest rate plus 2% (effective rate of 10.25% at January 31, 1997). At January 31, 1997, $90,286 was outstanding under this agreement. This obligation was collateralized by eligible accounts receivable. This credit agreement expired on March 31, 1997 and was replaced with a new credit agreement which provides for a revolving line of credit in the maximum amount of $750,000 (the "New Revolving Line of Credit") and an equipment line of credit in the maximum amount of $400,000 (the "Equipment Line of Credit").

        The New Revolving Line of Credit expires on March 31, 1998 and is secured by all accounts receivable and the personal guarantee of the Company's President and Chief Executive Officer. Amounts outstanding under the New Revolving Line of Credit bore interest at the bank's prime interest rate plus 2%. Effective as of September 1, 1997, the first day of the month following the successful completion of the Company's initial public offering, amounts outstanding under the New Revolving Line of Credit, by its terms, are to bear interest at a reduced rate equal to the bank's prime interest rate plus 0.25% (effective rate of 8.75% at October 31, 1997). At October 31, 1997, $366,285 was outstanding under the New Revolving Line of Credit. The Equipment Line of Credit expires on December 31, 2000, provides for interest at the same rate of interest as applicable to the New Revolving Line of Credit and is secured by the equipment purchased utilizing such funds, all accounts receivable and the personal guarantee of the Company's President and Chief Executive Officer. The credit agreement contains certain covenants, including maintenance of minimum levels of working capital and tangible net worth and restrictions on change of control of the Company. At October 31, 1997, no amounts were outstanding under the Equipment Line of Credit.

3.      SHAREHOLDERS' EQUITY

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

        Initial Public Offering. On April 14, 1997, the Board of Directors authorized the Company to file a registration statement with the Commission to permit the Company to sell shares of common stock to the public. Additionally, the Board of Directors approved a recapitalization of the issued and outstanding shares of common stock which became effective on May 9, 1997. All outstanding common and common equivalent shares and per-share amounts in the accompanying financial statements and the related notes to the financial statements have been retroactively adjusted to give effect to such recapitalization.

        Immediately prior to the date of the initial public offering of common stock, the Company had authorized capital stock consisting of 9,000,000 shares of common stock, of which 1,055,541 shares were issued and outstanding, and 1,000,000 shares of preferred stock, of which 59,524 shares were designated as Series A Preferred Stock and were issued and outstanding. On August 11, 1997, the effective date of the Registration Statement relating to the initial public offering of the Company's common stock, the issued and outstanding shares of Series A Preferred Stock automatically converted into 59,524 shares of common stock (resulting in an aggregate of 1,115,065 shares of common stock outstanding at such time). Additionally, on such date, all authorized shares of preferred stock automatically converted into additional authorized shares of common stock and, as a result, the Company's authorized capital stock, on such date, consisted solely of 10,000,000 shares of common stock.

        On August 15, 1997, the Company completed its initial public offering and issued 1,100,000 shares of common stock to the public at an initial public offering price of $6.50 per share. On August 25, 1997, pursuant to the exercise of an over-allotment option granted to the underwriters in the Company's initial public offering, the Company issued an additional 165,000 shares of common stock at a price of $6.50 per share. Proceeds to the Company, net of estimated offering expenses of $1,991,042, amounted to approximately $6,231,458. Remaining expenses of $144,000 have been accrued in the October 31, 1997 balance sheet and offering expenses of $25,114 were paid prior to January 31, 1997.


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

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996

        Gross Revenue. Gross revenue for the nine months ended October 31, 1997 and 1996 was $2,565,545 and $810,134, respectively. During each of these nine-month periods, substantially all of the Company's revenue was generated by its Web site planning and creation services. The 217% increase in the first three quarters of fiscal 1998 gross revenue over gross revenue for the same period in fiscal 1997 is attributable primarily to an increase in the average amount billed per client for such services from approximately $38,000 per client in the first nine months of fiscal 1997 to approximately $97,000 for the same period in fiscal 1998, as well as to the number of clients contracting with the Company for such services increasing from approximately 21 clients in the first nine months of fiscal 1997 to approximately 24 clients for the same period in fiscal 1998. The average amount billed per client during the first nine months of fiscal 1998 for Web site planning and creating services increased from the same period in fiscal 1997 primarily due to the Company's clients generally undertaking more sophisticated levels of Web site development. The Company believes that the increase in the number of clients was attributable to increased levels of marketing, advertising and new business development activities.

        Direct Salaries and Costs. Direct salaries and costs include all internal labor costs and other direct costs related to project performance, such as project specific independent contractor fees, supplies and specific project-related expenditures. The Company's direct salaries and costs for the nine months ended October 31, 1997 were $1,700,797 and consisted primarily of $1,020,295 paid as direct salaries, taxes and benefits and secondarily of $680,502 as other direct costs of goods sold related to specific projects. The Company hired additional employees during fiscal 1998 to meet increased demand and had 20 full-time production employees at October 31, 1997. The Company expects that it will hire additional staff if and as needed to meet demand from current clients and prospective clients whose projects are anticipated to commence within ninety days after hiring. The Company also engages independent contractors and subcontractors to service unanticipated projects. The Company's direct salaries and costs for the nine months ended October 31, 1996 were $464,081 and consisted, primarily, of $369,347 paid as direct salaries, taxes and benefits and secondarily, of $94,734 as other direct costs of goods sold related to specific projects. The Company had 16 full-time production employees at October 31, 1996.

        As a percentage of gross revenue, total direct salaries and costs increased 9% for the first three quarters of fiscal 1998 over the same period in fiscal 1997. This increase was due to a combination of increased level of salaries paid to production employees and to an increase in the number of independent contractors and subcontractors hired to fulfill the production requirements which exceeded the capacity of the Company's internal staff, partially offset by the reclassification of salaries paid to administrative personnel as sales, general and administrative expenses in the third quarter of fiscal 1998. The Company engages independent contractors and subcontractors to service project demand that exceeds anticipated levels and will continue to do so if and to the extent the Company's hiring of additional staff does not enable it to service all project demand internally. The Company believes that staffing client projects with independent contractors and subcontractors results, on a project-by-project basis, in the incurrence by the Company of costs that are greater than those the Company would experience if projects were internally staffed. Such cost increases were not offset by corresponding increases in amounts billed to customers or gross revenue generated in the nine months ended October 31, 1997 due to the fact that the relevant project budgets assumed costs at internally staffed rates. Management intends, to the extent feasible, to build cost adjustments into future project budgets, but cannot predict how such adjustments may impact gross revenue from period to period. Management believes that direct salaries and costs from period to period as a percentage of gross revenue are subject to increase, and that gross profits from period to period as a percentage of gross revenue are subject to decrease, in comparison to prior periods until sufficient internal staffing levels are achieved to meet increasing project demand.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses were $676,753 and $328,826 for the nine months ended October 31, 1997 and 1996, respectively. In each period, these expenses consisted primarily of administrative salaries, professional fees, occupancy costs, telephone and related Internet connectivity fees, computer network costs, office expenses and supplies, marketing, advertising and new business development costs. The increase in expenses from fiscal 1997 to 1998 was primarily due to the addition of administrative staff, telephone costs, administrative services and rent costs. The Company had 6 administrative personnel at October 31, 1997 as compared with 4 at October 31, 1996.

        Marketing, advertising and new business development costs increased as a percentage of gross revenue in the first nine months of fiscal 1998 from the first nine months of fiscal 1997. Marketing, advertising and new business development costs were $116,223 (representing 5% of gross revenue) in the first nine months of fiscal 1998, as compared to $32,137 (representing 4% of gross revenue) in the first nine months of fiscal 1997. The Company believes that the increase in marketing, advertising and new business development costs was instrumental in the 217% increase in gross revenue from the first nine months of fiscal 1997 to the same period of fiscal 1998. Management believes that these costs will continue to increase as a percentage of gross revenue in future periods and may reach approximately 6% of gross revenue.

        Overall, selling, general and administrative expenses as a percentage of gross revenue were 26% for the nine months ended October 31, 1997 as compared to 41% for the nine months ended October 31, 1996. This overall decrease in selling, general and administrative expenses as a percentage of gross revenue was a result of the Company's ongoing effort to control expenses and effectively assimilate higher volumes of business using existing resources, offset in part by increased marketing, advertising and new business development. The Company anticipates, however, that administrative expenses may increase in future periods due to the compliance and reporting obligations associated with being a publicly held company.

        Net Income. The Company recognized net income of $150,929 (representing 6% of gross revenue) for the first nine months of fiscal 1998 as compared to $7,771 (representing 1% of gross revenue) for the same period in fiscal 1997. The increase in profitability (as a percentage of gross revenue) is due to the factors discussed above.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996

        Gross Revenue. Gross revenue for the three months ended October 31, 1997 and 1996 was $1,001,146 and $318,006, respectively. During each of these periods, substantially all of the Company's revenue was generated by its Web site planning and creation services. The 215% increase in gross revenue for the three months ended October 31, 1997 compared to the three months ended October 31, 1996 is attributable primarily to the increase in the average amount billed per client to approximately $52,000 per client during the third quarter of fiscal 1998 from approximately $19,000 during the same period in fiscal 1997. The number of clients contracting with the Company for such services increased to approximately 17 clients during the three months ended October 31, 1997 from approximately 16 clients during the three months ended October 31, 1996. The average amount billed per client during the three months ended October 31, 1997 for Web site planning and creation services increased from the same period in 1996 primarily due to the Company's clients generally undertaking more complex levels of Web site development.

        Direct Salaries and Costs. The Company's direct salaries and costs for the three months ended October 31, 1997 were $599,802 and consisted primarily of $349,339 paid as direct salaries, taxes and benefits and secondarily of $250,463 as other direct costs of goods sold related to specific projects. The Company's direct salaries and costs for the three months ended October 31, 1996 were $192,175 and consisted, primarily, of $163,807 of direct salaries, taxes and benefits and, secondarily, of $28,368 of other direct costs of goods sold related to specific projects. The Company hired additional employees during fiscal 1998 to meet increased demand and had 20 full-time production employees at October 31, 1997.

        Total direct salaries and costs stayed relatively constant at approximately 60% of gross revenue for the three months ended October 31, 1997 and 1996. During the third quarter of fiscal 1998, the Company reclassified certain salaries paid to administrative personnel as selling, general and administrative expenses, resulting in a decrease of approximately $61,000 to the Company's direct salaries and costs. This decrease was offset by rising costs, consistent with prior quarters, due to increased levels of salaries paid to production employees and to an increase in the number of independent contractors and subcontractors hired to fulfill the production requirements which exceeded the capacity of the Company's internal staff. The Company engages independent contractors and subcontractors to service project demand that exceeds anticipated levels and will continue to do so if and to the extent the Company's hiring of additional staff does not enable it to service all project demand internally. The Company believes that staffing client projects with independent contractors and subcontractors results, on a project-by-project basis, in the incurrence by the Company of costs that are greater than those the Company would experience if projects were internally staffed. Such cost increases were not offset by corresponding increases in amounts billed to customers or gross revenue generated in the three months ended October 31, 1997 due to the fact that the relevant project budgets assumed costs at internally staffed rates. Management intends, to the extent feasible, to build out adjustments into future project budgets, but cannot predict how such adjustments may impact gross revenue from period to period. Management believes that direct salaries and costs from period to period as a percentage of gross revenue are subject to increase, and that gross profits from period to period as a percentage of gross revenue are subject to decrease, in comparison to prior periods until sufficient internal staffing levels are achieved to meet increasing project demand.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses were $340,864 and $121,297 for the three months ended October 31, 1997 and 1996, respectively.

        Marketing, advertising and new business development costs stayed relatively constant as a percentage of gross revenue in the three months ended October 31, 1997 compared to the same period in 1996. Marketing, advertising and new business development costs were $53,975 (representing 5% of gross revenue) in the third quarter of fiscal 1998 as compared to $15,451 (representing 5% of gross revenue) in the third quarter of fiscal 1997. The Company believes that the increase in marketing, advertising and new business development costs was instrumental in the 215% increase in gross revenue from the three months ended October 31, 1997.

        Overall, selling, general and administrative expenses as a percentage of gross revenue amounted to 34% for the three months ended October 31, 1997 as compared to 38% for the same period in 1996. This decrease in selling, general and administrative expenses as a percentage of gross revenue from the third quarter of fiscal 1998 to the third quarter of fiscal 1997 was more modest than the decrease for the comparable nine month periods as described above, due in part to the addition of administrative staff, increased expenses from compliance and reporting obligations associated with the Company's initial public offering which closed during the three month period ended
October 31, 1997, and in part to the reclassification of certain administrative salaries as selling, general and administrative expenses from direct salaries and costs. Management believes that those costs may increase as a percentage of gross revenue in future periods due to the compliance and reporting obligations associated with being a publicly held company.

        Net Income. The Company recognized net income of $79,637 (representing 8% of gross revenue) for the three months ended October 31, 1997 as compared to $1,228 (representing less than 1% of gross revenue) for the three months ended October 31, 1996. The increase in profitability (as a percentage of gross revenue) is due to the factors discussed above.

CAPITAL RESOURCES AND LIQUIDITY

        Historically, the Company has funded its capital requirements through earnings, borrowings from affiliates and commercial lenders, and equity financing and private placements of its capital stock. The Company had cash and cash equivalents in the aggregate amount of $1,925,029 and $198,317 at October 31, 1997 and January 31, 1997, respectively.

        The Company's working capital increased $3,733,959, from $301,728 at January 31, 1997 to $4,035,687 at October 31, 1997. Operating activities for the nine months ended October 31, 1997 required net cash in the amount of $765,783, primarily due to increases in work in process, accounts receivable and prepaid expenses. Work in process increased $130,002 from $0 at January 31, 1997. Accounts receivable increased $768,189, from $476,766 at January 31, 1997 to $1,244,955 at October 31, 1997, primarily due to the increase in gross revenue during the nine months ended October 31, 1997. Prepaid expenses increased $139,406 due to deposits made for future consulting and marketing services and prepaid insurance costs.

        The purchase of equipment and furniture required cash in the amount of $178,053 during the nine months ended October 31, 1997. These expenditures were made primarily for computer hardware and software, furniture, fixtures and leasehold improvements necessary to accommodate an increase in Company personnel. Net cash provided from financing activities was $6,633,507, primarily due to the net proceeds of $6,400,572 from the initial public offering and an increase of $275,999 in borrowings under the New Revolving Line of Credit, offset by a note receivable from a shareholder, repayment of a note payable to a shareholder and payments on capital lease obligations.

        The Company's revolving line of credit expired on March 31, 1997 and was replaced by the New Revolving Line of Credit. The maximum amount available under the New Revolving Line of Credit is $750,000. Amounts outstanding under the New Revolving Line of Credit bore interest at the bank's prime interest rate plus 2%. Effective as of September 1, 1997, the first day of the month following the successful completion of the Company's initial public offering, amounts outstanding under the New Revolving Line of Credit, by its terms, are to bear interest at a reduced rate equal to the bank's prime interest rate plus 0.25% (effective rate of 8.75% at October 31, 1997). Amounts outstanding under the New Revolving Line of Credit are secured by all of the Company's accounts receivable and the personal guaranty of Daniel M. Fine, the Company's President and Chief Executive Officer. The New Revolving Line of Credit expires on March 31, 1998 (the "Expiration Date"). On the Expiration Date, the Company must pay in full the aggregate unpaid principal amount then outstanding and all accrued interest, together with all applicable fees, costs and charges, if any. At October 31, 1997, $366,285 was outstanding under the New Revolving Line of Credit.

        The Company has also obtained an additional line of credit (the "Equipment Line of Credit") from the commercial bank which has made the New Revolving Line of Credit available. The maximum amount available under the Equipment Line of Credit is $400,000. Amounts drawn by the Company pursuant to the Equipment Line of Credit may be used exclusively for the purchase of computer hardware and software, furniture and fixtures, and leasehold improvements. Amounts outstanding under the Equipment Line of Credit by its terms are to bear interest at the same rate of interest as applicable to the New Revolving Line of Credit (effective rate of 8.75% at October 31, 1997). Monthly payments of accrued interest only are due until January 31, 1998, from which date the balance outstanding under the Equipment Line of Credit will be required to be amortized over a 36-month period. Amounts outstanding under the Equipment Line of Credit will be secured by the assets purchased with funds borrowed under the Equipment Line of Credit, all of the Company's accounts receivable and the personal guaranty of Daniel M. Fine. At October 31, 1997, no amounts were outstanding under the Equipment Line of Credit.

        On August 15, 1997, the Company completed its initial public offering and issued 1,100,000 shares of common stock to the public at an initial public offering price of $6.50 per share. On August 25, 1997, pursuant to the exercise of an over-allotment option granted to the underwriters in the Company's initial public offering, the Company issued an additional 165,000 shares of common stock at a price of $6.50 per share. Proceeds to the Company, net of estimated offering expenses of $1,991,042, amounted to approximately $6,231,458. Remaining expenses of $144,000 have been accrued in the October 31, 1997 balance sheet and offering expenses of $25,114 were paid prior to January 31, 1997. Pending ultimate application of the net proceeds from the offering, the Company invested such proceeds primarily in certain interest bearing securities issued or guaranteed by the United State government or its agencies and secondarily in money market funds.

        The Company believes that existing cash and cash equivalent balances, cash generated from operations and the funds available to it under credit facilities, together with the remaining proceeds from the initial public offering, will be sufficient to fund its operations through the next fiscal year.

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        The Company's Registration Statement on Form SB-2, as amended (file number 333-26855), relating to the Company's initial public offering of the Company's common stock, was declared effective by the Commission on Monday, August 11, 1997. Total proceeds from the offering were $8,222,500, of which the Company received gross proceeds of $7,400,250, of which the remaining $822,250 was allocated as underwriting discounts and commissions.

        From the effective date of the Registration Statement through the end of the Company's fiscal quarter ended October 31, 1997, the Company incurred an estimated $1,991,042 in expenses for the Company's account in connection with the issuance and distribution of the securities registered, including underwriting discounts and commissions ($822,250), expenses paid to or for the underwriters ($346,738) and other expenses ($822,054). The Company believes that none of these payments were made, directly or indirectly, to: (i) directors or officers of the Company or their affiliates; (ii) persons owning ten percent or more of the Company's common stock; or (iii) affiliates of the Company.

        From the effective date of the Registration Statement through the end of the Company's fiscal quarter ended October 31, 1997, the Company has applied an estimated $6,231,458 of the net offering proceeds to the following uses: repayment of indebtedness under the Company's New Revolving Line of Credit ($245,000); equipment purchases ($45,671); working capital to finance work-in-progress ($130,002); marketing, advertising and business development ($53,975); and working capital to finance accounts receivable and other general corporate purposes ($58,523). The Company believes that none of these payments were made, directly or indirectly, to: (i) directors or officers of the Company or their affiliates; (ii) persons owning ten percent or more of the Company's common stock; or (iii) affiliates of the Company. To date, the Company believes that it has used the offering proceeds in a manner consistent with the use of proceeds described in the Registration Statement and Prospectus. The remaining $5,698,287 of the net offering proceeds is invested primarily in marketable securities and secondarily in money market funds.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    EXHIBITS

               11.1 Statement regarding computation of net income per share
               27.1 Financial data schedule

        (b)    REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter ended October 31, 1997.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Dated December 15, 1997.


                              fine.com CORPORATION
                                  (Registrant)


                              By              /s/ Daniel M. Fine
                                ------------------------------------------------
                                                Daniel M. Fine
                                     President and Chief Executive Officer
                                         (principal executive officer)



                              By           /s/ James P. Chamberlin
                                ------------------------------------------------
                                              James P. Chamberlin
                                     Secretary and Chief Financial Officer
                                  (principal financial and principal
                                            accounting officer)