Form 10KSB40
period 1998-01-31
FINE COM CORP
filed 1998-04-30
CIK 1034073

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

-------------------------------------------------------------------------------

                                  FORM 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the fiscal year ended January 31, 1998

                                   -- or --

[_] Transition Report under Section 13 or 15(d) of the Securities Exchange Act
    of 1934 for the transition period from    to

-------------------------------------------------------------------------------

                         FINE.COM INTERNATIONAL CORP.
           Name of small business issuer as specified in its charter

                                    0-22805
                            Commission File Number

          State of Washington                        91-1657402
    State or Other Jurisdiction of      I.R.S. Employer Identification Number
     Incorporation or Organization

                         1525 Fourth Avenue, Suite 800
                           Seattle, Washington 98101
                    Address of Principal Executive Offices

                                (206) 292-2888
                            Issuer Telephone Number

-------------------------------------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act: Common Stock, no par value

Securities registered under Section 12(g) of the Exchange Act:        [None]

Check whether the registrant (1) filed all reports required to   Yes [X]  No [_]
be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past
90 days.

Check if disclosure of delinquent filers in response to Item     Yes [X]  No [_]
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The registrant's revenues for its most recent fiscal year were $3,448,084

As of April 21, 1998, there were 2,415,935 shares of the Registrant's common stock issued and outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $8,343,188 based on a price of $6.188 per share, representing the average of the bid ($5.875) and ask ($6.50) prices on that date.

Transitional Small Business Disclosure Format (check one):  Yes [_]  No [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Issuer's registration statement on Form SB-2, as amended and declared effective on August 11, 1997 (No. 333-26855) (the "Form SB-2"); (2) final prospectus dated August 11, 1997 and filed with the Commission pursuant to Rule 424(b) (the "Prospectus"); and (3) Proxy Statement relating to its June 11, 1998 Annual Meeting of Shareholders and to be filed with the Commission on or about the date hereof (the "Proxy Statement").

                          FINE.COM INTERNATIONAL CORP.

                                  FORM 10-KSB

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I
    ITEM  1. DESCRIPTION OF BUSINESS....................................     1
               Overview.................................................     1
               Business Strategy........................................     1
               The Internet and the Web.................................     2
               Internet Commerce and the Marketing Communications
              Industry..................................................     3
               Clients and Services.....................................     5
               Company Response To One Client's Needs...................     7
               Relationship with Microsoft..............................     8
               Competition..............................................     9
               Employees................................................    10
               Risk Factors.............................................    10
    ITEM  2. PROPERTIES.................................................    13
    ITEM  3. LEGAL PROCEEDINGS..........................................    13
    ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........    13
 PART II
    ITEM  5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...    13
    ITEM  6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.................................    14
               Overview.................................................    14
               Results of Operations....................................    15
               Capital Resources and Liquidity..........................    18
               Seasonality and Inflation................................    19
               Year 2000 Compliance.....................................    19
    ITEM  7. FINANCIAL STATEMENTS.......................................    20
    ITEM  8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE..................................    34
 PART III
    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...........................    34

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

  The following discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed herein as well as those discussed under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

  Further information in satisfaction of Item 1 of Form 10-KSB is incorporated herein by reference to the sections of the Prospectus under the captions "Prospectus Summary," "Risk Factors," and "Business." In addition, in further satisfaction of Item 1 of Form 10-KSB and in satisfaction of the requirements of Rule 14a-3(b), the following information is provided as to the business of the Company.

OVERVIEW

  The Company plans, develops, maintains and hosts Web sites for major national and international corporate clients and others. The Company's Web site development process utilizes marketing expertise and state of the art interactive database compilation and dissemination techniques and technologies. Through the planning, development, maintenance and hosting of interactive Web presentations, the Company enhances clients' marketing campaigns, fosters the collection of demographic data which is utilized by clients when allocating marketing resources and facilitates both internal and external corporate communications for clients.

  The Company develops marketing driven, database oriented sites for businesses to establish a commercial presence on, or conduct Internet commerce over, the Web. Corporate clients for whom the Company has built and implemented such Web sites include Marriott International, Inc., The Nasdaq Stock Market, Twentieth Century Fox Home Entertainment, Inc., Safeway Inc. and Microsoft Corporation. Through the planning and development of Intranet Web sites, the Company also serves businesses seeking to establish efficient, confidential internal corporate communication systems. Intranet clients of the Company include Microsoft Corporation and Marriott International, Inc. Other clients for which the Company has developed Web sites include Fluke Corporation, Intel Corporation, Mann Packing Company, Mitsui Intermodal Terminal Inc., Optiva Corporation, the State of Washington, Wall Data, Inc. and Windermere Services Company. See "--Clients and Services."

BUSINESS STRATEGY

  The Company specializes in producing complex, database driven and relationship marketing oriented Web sites. The Company believes that such state of the art Web sites--as compared to traditional, one-way broadcast media (such as television) or many first-generation Web sites--will become an essential means of conducting business for many commercial organizations. The Company's business strategy is to derive and maximize revenue from the planning and development of such Web sites. In addition, the Company believes that, as commercial Internet and internal corporate markets for Intranet sites develop, ongoing maintenance and hosting of Web sites will become a more important aspect of the Company's business.

  The Company believes that there are thousands of Web site developers who have created hundreds of thousands of Web sites, but that only a small percentage of current commercial Web sites effectively utilize database integration technologies or interactive database marketing techniques. Relying upon its knowledge of marketing principles as well as its specific expertise in custom programming and the development of relational databases, the Company consults with each of its commercial Web site clients, first to establish specific database driven relationship marketing strategies, and then to develop unique Web site features designed to entice visitors to provide information useful to the client regarding the visitor's identity, interests and position in the customer life cycle. Through such Web sites, the Company's clients may obtain information-rich databases for use in the clients' overall sales and marketing efforts. Similar techniques and strategies are also applied to the collection, distribution and analysis of information for Intranet sites developed by the Company.

  The Company's project managers, programmers, media designers, graphic artists, writers and other personnel use third party software (primarily from Microsoft), third party hardware and internally developed and customized software to plan, develop, maintain and host Web sites for the Company's clients. The Company works with Microsoft to demonstrate to third parties the manner in which Microsoft products can be used to establish a commercial presence on the Web. As a result of this relationship, Microsoft has provided the Company with marketing materials, assisted the Company with new business development and given recognition to the Company on the Microsoft Web site (www.microsoft.com). See "--Relationship with Microsoft."

THE INTERNET AND THE WEB

  OVERVIEW. The Company believes that the Internet and the Web offer new and powerful mediums for commercial organizations to rapidly, economically and productively target and manage a wider and better defined customer base. Companies from many industries are publishing product and company information for their vendors and customers, providing customer support, allowing customers to buy products and permitting companies to collect customer feedback and demographic information online. User friendly software now permits businesses to offer multimedia content such as audio files and video clips, as well as text, spreadsheet and graphical data, over the Web. These enhanced means of communication are also being used by businesses internally for confidential corporate communications via Intranets.

  THE WEB. The recent growth in Internet use by businesses and individuals is largely due to the emergence of a network of servers and information available on the Web. The Web is a client/server system of multimedia data files introduced in 1992, in which certain computers ("servers" or "home pages") store files and respond to requests issued by remote computers ("clients") to download files, thus allowing multiple, geographically dispersed users to view information stored on a single server.

  GROWTH OF THE INTERNET AND THE WEB. Internet use has grown rapidly since the early 1990s, fueled by increasing use of personal computers and modems, the development of the Web, the introduction of easy-to-use Web browsers and the availability of informational, entertainment and commercial software applications. Technological advances relating to the Internet have occurred and continue to occur rapidly, resulting in a more robust, lower-cost infrastructure, improved security and increased value-added services and content. According to a recent industry report, the number of people using the Internet is, at a minimum, doubling every year.(1) Industry sources expect this rate of growth to continue until at least the year 2000, at which time the number of Internet users is expected to exceed 700 million, an increase from approximately 57 million users in 1997.(2)

  According to another industry source, Internet user growth is occurring at a rapid pace in both households and businesses. That industry source estimates that by the year 2000, the number of U.S. households with ready access to the Internet will increase to 33 million, from 10 million in 1996, and the percentage of U.S. businesses connected to the Internet will rise to 33% from 4% in
--------
 1 John S. Quarterman, 1997 Users and Hosts of the Internet and the Matrix,
   MATRIX NEWS (January 1997); Press Release: Size of the Internet in October 1995, from the Third MIDS Internet Demographic Survey, MATRIX INFORMATION AND DIRECTORY SERVICES, INC. (February 3, 1996) (hereinafter Demographic Survey).
 2 Quarterman, supra note 1.

November 1996.(3) Noting that the numbers represent U.S. estimates only, that industry source concludes that worldwide growth presents significant opportunities for the transaction of business over the Internet.(4) In anticipation of such growth, commercial Internet sites are being created at an explosive pace. According to other industry sources, the number of commercial Internet sites, defined as domain names ending in ".com," has increased from 171,738 in June 1996 to 609,275 in April 1997 to 1,339,513 in April 1998.(5)
See "--Internet Commerce and the Marketing Communications Industry."

INTERNET COMMERCE AND THE MARKETING COMMUNICATIONS INDUSTRY

  INTERNET COMMERCE OVERVIEW. The Internet provides companies, individuals and others with new means to conduct business and other activities rapidly, economically and productively. According to industry sources, in 1996, Internet commerce, defined as business-to-business and business-to-consumer transactions, product marketing, advertising, entertainment, electronic publishing, electronic services and customer support, accounted for $9.6 billion in revenues(6) and such industry sources estimated that the Internet business-to-business trade alone would exceed $8 billion in 1997.(7) This industry source projects that Internet commerce will generate approximately $196 billion in revenues by the year 2000.(8) Another industry source estimates that $66 billion of the aggregate $196 billion is expected to result from business-to-business Internet commerce and the remaining $140 billion is expected to be allocated among business and professional information services ($37 billion), financial services ($22 billion), consumer retail ($7 billion) and technical services relating to Internet infrastructure and access ($74 billion).(9) The Company believes that the planning, development, maintenance and hosting of Web sites comprise services that are fundamental to all of these areas of Internet commerce. As a result, the Company believes that it is strategically positioned to profit from growth in all areas of Internet commerce.

  INTERACTIVE MARKETING COMMUNICATIONS. The Company believes that the Internet enables businesses to reach and establish personalized two-way communication with well-defined target audiences without paying the significant costs required to buy traditional media (e.g. paper, print space, broadcast media time and mail). The Internet thereby enables such businesses to target and track customers with specific brand messages, to capture customer and corporate constituent preferences, opinions, needs and desires, to have instant access to consumer feedback and to continuously sharpen marketing plans to address the current marketplace.

  Early adopters of Web sites considered such sites to be a relatively inexpensive way to signal a technologically sophisticated image without requiring the expenditure of a significant portion of their overall marketing communications budget. The Company believes, however, that as businesses become more familiar with interactive marketing techniques and opportunities, the amounts spent to utilize the new media will increase rapidly. According to an industry source, Web site growth in total pages will triple in size by the end of 1998 from 1996.(10) Industry sources have estimated that online spending for advertising alone will grow from $312 million in 1996 to $5 billion by 2000.(11) Approximately $161 billion was spent on advertising in the United States in 1995, according to a leading advertising agency.(12) The Company believes that over the next few years the rate of growth of expenditures on new media will greatly exceed that of expenditures for traditional media as more households and businesses connect to the Web and marketers come to understand the potential benefits of communicating through that media.
--------
 /3/ News Release, Business-to-Business E-Commerce Explodes in 2000, FORRESTER
     RESEARCH, INC. (November 29, 1996) (hereinafter E-Commerce).
 /4/ E-Commerce, supra Note 3.
 /5/ Netcraft Ltd. Web Survey (June 1, 1996); Netcraft Ltd. Web Survey (April
     1997) Netcraft Ltd. Web Survey (April 1998) (hereinafter collectively Netcraft Surveys).
 /6/ Stan Gibson, Attention Shoppers: E-Commerce Is Here!, PC WEEK (November 25,
     1996).
 /7/ Forrester Report, "Business Trade and Technology Strategies" (July 1997). /8/ Forrester Report, supra Note 7.
 /9/ E-Commerce, supra note 3.
/10/ Forrester Research, "Web Sites Triple in Size" May 19, 1997.
/11/ Glenn Hasek, Web's Ad Revenues Rise, CYBERMANAGEMENT (October 7, 1996). /12/ McCann-Erickson, Insider's Report (December 4, 1995).

  THE INTRANET MARKET. Once a corporation provides its employees with Web access from their desktops, it may then have an internal corporate Web site installed to distribute information internally within the corporation and to host corporate applications. The Company believes that, in addition to the development of publicly accessible Internet sites, the planning, development, maintenance and hosting of Intranets will provide significant business opportunities for Web site developers.(13) Although the exact number of corporate Intranets presently in existence is unknown, an industry source estimates that the private Intranet market is far larger than its public counterpart. According to this industry source, the number of publicly accessible Internet sites, estimated at over 1 million, may be only a quarter of the number of Intranets installed.(14) This market is expected to experience rapid growth and development over the next several years(15) and Intranet development services revenues are projected to increase to $19.6 billion by the year 2002.(16) As of March 1996, corporate Intranets allowed employees to use the Web only for internal document sharing.(17) New applications, however, have been developing monthly.(18) By 2000, a "Full Service Intranet" is anticipated, which is expected to provide five core applications consisting of directory services, electronic mail, file management, print services and network management.(19)

  Through Intranets, corporations may utilize the Web to extend their internal information systems and applications to geographically dispersed facilities, remote offices and mobile employees. An Intranet can yield significant operational efficiencies and cost reductions by (a) lowering or eliminating the costs of long distance telephone charges and leased telephone lines that connect decentralized offices and staff, (b) permitting the delivery and receipt of information more quickly, and (c) reducing paper, printing and postage or delivery costs. Because security concerns have been, and continue to be, addressed by improving technology, companies are now beginning to utilize Intranets for confidential communications within the enterprise. Intranets are also now being used by organizations for confidential communications to customers and vendors (when used in this manner, Intranets may be referred to as "Extranets"). An industry source predicts that, as corporations begin to take advantage of the expanding benefits of Intranets, the total Intranet market will grow from $12 billion in 1997 to $28 billion by 1999.(20)

  PRODUCTION AND HOSTING OF WEB SITES. As the number of Internet users increases, the need by businesses to obtain effective and engaging Web sites is expected to create significant opportunities for Web site developers. It has been estimated that by 2000, fees paid to third party developers for building Web sites will exceed $10 billion, compared to $1.2 billion paid to third party developers of Web sites in 1996.(21) Of this $10 billion, it is estimated that approximately $8.9 billion will be used for building promotional and commercial Web sites, principally sites that advertise a company's products or services or provide interactive shopping, banking or customer services.(22) The $10 billion estimate, however, does not include estimated expenditures relating to Intranet development.

  An industry source has noted that most companies lack the internal resources necessary to develop their own Web sites or effectively capture commercial opportunities made available through utilization of the Web.(23) As a result, businesses are relying upon Web site developers to define and implement unique Web strategies and to keep businesses current with Internet technology.(24) According to an industry source, businesses spend in the range of $24,000 to $120,000 for outsourcing Web site development and services.(25)
--------
/13/ Ellis Booker, Change in Market Shares; Microsoft Server Tops Netscape's,
     WEB WEEK (April 7, 1997).
/14/ Booker, supra Note 13.
/15/ Forrester Report, FORRESTER RESEARCH, INC. (March 1, 1996).
/16/ Forrester Report, "Sizing Technology Services" (June 1997).
/17/ Forrester Report, supra Note 15.
/18/ Paul Korzeniowski, Intranet Bets Pay Off Corporations are Leaping
     Headfirst into Intranet Waters, Eschewing Traditional Return on Investment Research, INFOWORLD ELECTRIC (January 13, 1997).
/19/ Forrester Report, supra Note 15.
/20/ Next-Generation Nets, INTERNETWORK (January 1997).
/21/ News Release, Web Outsourcing to Reach $10 Billion by 2000, FORRESTER
     RESEARCH, INC. (February 5, 1997 (hereinafter Web Outsourcing).
/22/ Web Outsourcing, supra note 18.
/23/ News Release, Most Businesses Outsourcing Web Site Hosting, FORRESTER
     RESEARCH, INC. (January 15, 1997) (hereinafter Site Hosting).
/24/ Web Outsourcing, supra note 18.
/25/ Nick Wreden, "The Intranet/Internet 100 Outsourcing," Information Week
     (Nov. 19, 1997).

  The planning and development of Web sites represent only a part of the Web site industry. Businesses are also utilizing Web site development firms to host their Web sites. An industry source reports that two-thirds of Fortune 1000 companies currently use outside entities to host their Web sites, a service which is estimated to cost 20% less than a comparable, internally hosted site.(26) The Company believes that businesses may continue to outsource hosting to acquire the technical expertise, increased reliability and reported savings associated with outside hosting.

CLIENTS AND SERVICES

  The Web permits real time, one-to-one communication with consumers, allowing users to respond to questions and messages on a Web site. The Company believes that the Web provides commercial enterprises with unique opportunities to gather valuable demographic data, including information regarding users' identities and preferences. Accordingly, the Company has created a Web site development process involving marketing strategies, interactive communications strategies and Web site design elements. For example, in creating Web sites that compile user-provided information, the Company works with its clients, first to establish specific database driven marketing strategies, and then to create unique Web site features designed to entice visitors to provide information useful to the client regarding the visitor's identity, interests and position in the customer life cycle. Through such Web sites, the Company's clients may obtain information-rich databases for use in the clients' overall sales and marketing efforts. The Company also services certain clients by maintaining and hosting such clients' Web sites.

  COMPANY CLIENTS. Since it began operations in 1994, the Company has designed and created more than 100 Web sites. The Company's clients to date include The Nasdaq Stock Market, Marriott International, Inc., Twentieth Century Fox Home Entertainment, Inc., Safeway Inc., Microsoft Corporation, Optiva Corporation, Fluke Corporation, Intel Corporation, Wall Data, Inc., The DeWolfe Company, Mitsui Intermodal Terminal Inc., Frank Russell Company, the State of Washington, Continental Bank, PEMCO Insurance Company, Windermere Services Company, Amway Corporation and Mann Packing Company.

  WEB SITE PRODUCTION AND SUPPORT. The Company has expertise in custom programming, relational databases and computer graphics. The Company attempts to provide each of its clients with the appropriate product or service for its particular need. The Company's services with respect to a particular client's interactive Web site may fall within any combination of up to four major areas: Web site planning; Web site development; Web site maintenance; and Web site hosting.

  Web Site Planning. The Company's process of developing a Web site begins with planning. Web site planning generally consists of: 1) high level marketing and business process consultation called the Scope Analysis; and, 2) the detailed specifications of a site's feature set and functionality called the Blueprint.

  1. Scope Analysis. The Scope Analysis is the first step in the Planning Phase and an integral part of the overall development process. In the Scope Analysis, the client's business case is documented; goals, objectives and priorities are outlined; the development team is identified; roles within the team are agreed upon; and an initial architectural plan is presented. An essential component of the Scope Analysis is the review or creation of the client's strategic plan for their online endeavor. The Company engages in two principle forms of strategic consultation.

  . Internet Marketing Consultation. The Company believes that one of its strengths is its knowledge and utilization of online marketing principles. Every Internet Web site created by the Company is designed with the idea that the end product should be an integrated part of the client's overall marketing plan. The Company believes that its use of marketing principles, in the context of developing Web sites and designing the manner in which such Web sites are capable of interacting with users, differentiates the Company from its competitors.

  . Intranet Business Process Consultation. Many of the marketing principles used in designing an Internet Web site are also applied by the Company in designing Intranet Web sites for its
--------
/26/ Site Hosting, supra note 23.

   clients. Utilizing online marketing principles, the Company and client identify the target audience and match applicable information with the appropriate recipient. In addition, the Company consults with its clients as to utilization of the Web for extensions of the client's internal information systems and enterprise applications to geographically dispersed facilities, remote offices and mobile employees. The Company seeks to design Web sites in a manner that will enable its clients to achieve operational efficiencies and cost reductions.

  2. Web Site Blueprint. The technical plan, or Blueprint, prepared by the Company for each client describes in detail the Web site objectives, design strategy and tactics, reporting requirements, technical specifications, review and testing processes, program management and communication protocols, site promotion, future site enhancements and project timeline. In particular, the Company focuses its resources to design Web sites that will provide measurements of actual performance relative to each client's desired measurable results. The Company compiles these Blueprints and attempts, by leveraging the information and experiences gained from each project completed by the Company, to further enhance its development processes routinely utilized for formulation of client proposals and projects.

  Web Site Development. The Company's process of developing interactive Web sites combines up to five elements: graphic design; multimedia production; custom programming; database development; and systems integration. The Company believes that the Web sites it creates are unique and among only a small percentage of Web sites that effectively utilize database integration technologies or interactive database marketing techniques.

  . Graphic Design. The Internet and the Web allow the Company to produce for its clients a Web site that communicates with the site visitor using both text and graphic design. The Company employs personnel skilled in presenting text which is consistent with the client's overall marketing strategy and in providing sophisticated art direction that is visually stimulating and capable of capturing the target audience's attention.

  . Multimedia Production. The Company develops Web sites utilizing still photographs, full motion video, dynamically generated charts and graphs, animation and sound. Any or all of these features may be used to appeal to a client's target audience on a Web site. Although these features are used routinely for marketing to parties external to the client, such features may also be used as part of a client's internal communications strategy.

  . Custom Web Application Interface Development. Developing Web sites that permit real time one-to-one interaction with site visitors requires specialized computer programming beyond simple HTML development skills. The Company therefore employs a team of highly trained developers and information designers with specific expertise in developing customized Web applications, creating and testing the usability of web applications and providing information design evaluation and implementation services. In addition to HTML development skills, Company personnel have expertise in and regularly use such tools as Microsoft(R) Visual Basic(R) programming language, Sun's Java(R) programming language, Microsoft Visual Basic(R) Scripting Edition, Backweb BALI programming platform, Microsoft Internet Information Server(R) Active Server Pages, Microsoft Component Object Model (COM) Middleware platform, W3C Document Object Model (DOM) client scripting platform, Microsoft Visual J++(TM), Microsoft Visual C++(R), Microsoft FrontPage(R) and Microsoft Visual SourceSafe(R).

  . Custom Database Design and Development. Modern Web design requires the collection and manipulation of online database information. To meet this need, the Company employs highly skilled personnel with specific expertise in analyzing business information needs, creating complex data models, mining databases for information that supports business objectives and implementing complex relational database designs using the Microsoft(R) SQL Server(R) DBMS. These database systems are designed to function in conjunction with other server products including Microsoft Internet Information Server(R) Integrated with Microsoft Windows NT(R), Microsoft Exchange Server(R), Microsoft Transaction Server(R), Microsoft Site Server(R) Enterprise Edition (including Microsoft Commerce Server(R) and the Microsoft Personalization Server(R)), Microsoft Internet Finance Server Toolkit(R) and Backweb Channel Server.

  . Systems Integration. A key component of a Web site is its ability to be integrated into a client's internal legacy information systems, both as those systems exist currently and as they change over time. The Company employs technical personnel with expertise in analyzing and documenting clients' existing internal systems, defining and developing data feeds as both output from and input to legacy systems and creating Web site designs that are versatile enough to facilitate a changing information landscape.

  Web Site Maintenance. Maintaining and updating a Web site serves to protect a client's investment in its site. Such maintenance may include supporting, augmenting and enhancing the information collection and analysis efforts provided for in the Web site's Blueprint. In some cases, certain maintenance activities may be performed directly by the client due to features designed and implemented by the Company when creating the Web site. The Company, pursuant to written agreements in addition to the original Web site development agreement, will frequently provide ongoing marketing and business process consultation, Web site content updates, refreshment of graphic and multimedia content and database management.

  . Content Updates. Web sites often require event driven or regularly scheduled modifications of site content. Examples of such updating includes posting of new properties on a real estate company's Web site (e.g., Windermere Services Corporation), replacing outdated coupons with new coupons promoting different merchandise (e.g., Safeway Inc.) or changing employment listings on a company's Intranet human resources Web site (e.g., Microsoft Corporation).

  . Graphic and Multimedia Refreshes. Both content updates and graphic refreshment are driven by the interactive nature of the Web site. As an interactive media, the Web site provides a virtually instantaneous gauge of the site's communications effectiveness. This feedback allows the client to continuously modify the form and content of a Web site message to improve its effectiveness.

  . Database Management. Databases experiencing large volumes of original input normally require periodic maintenance to ensure the integrity and usefulness of the data. The Company performs such functions for certain of its clients.

  Web Site Hosting. The Company also serves certain clients by hosting the Web sites it has planned, developed or maintained. In addition, the Company provides hosting services for Web sites other than those it has planned, developed or maintained. The primary elements of Web site hosting are reporting and Internet connectivity.

  . Reporting. The Company serves certain clients by periodically analyzing the client's Web site traffic and reporting the results.

  . Internet Connectivity. Every Web site must be made accessible to the Internet in order to be viable. The Company serves as a host for certain clients' Web sites. The Company provides the computers and/or the connection to the Internet necessary to allow the client's Web site to be accessed by users of the Internet.

COMPANY RESPONSE TO ONE CLIENT'S NEEDS

  One example of the services performed by the Company is the initial project undertaken for Twentieth Century Fox Home Entertainment, Inc. For this client, the Company planned, developed and currently maintains a brand-intensive, highly interactive Web site supporting the release of the home video version of the film Independence Day as it is distributed into retail outlets outside of the United States. The Company believes that the Web site created for Twentieth Century Fox is representative of the Company's ability to create sophisticated Web sites for its clients.

  The objectives of Twentieth Century Fox's Independence Day Web site included generating public awareness of the video's availability, stimulating store traffic, reinforcing the positioning and branding of the movie, cross-promoting other movies, driving consumer traffic to related promotional events and encouraging both word-of-mouth site referrals and repeat site visits. Twentieth Century

Fox desired a highly interactive database to run the Web site as well as provide timely feedback on the results of the various programs and events promoted on the site. The complex database implemented by the Company for this site enables analysis of the consumer profile information collected on the site, site image statistics and consumer segmentation data.

  The Company made extensive use of several programming applications to create the custom features used to capture the attention of the site's target audience. The Independence Day Web site contains three games for site visitors to play. Each game was paired with a promotion or sweepstakes. The site was configured to allow online postcards to be sent from a site visitor to anyone in the world with an electronic mail address. The postcard recipient may then go to the site's "post office" and retrieve the message that was sent. The site is available in multiple languages for various international audiences.

  The Independence Day Web site was designed to be an ongoing resource for the client. The site's database is capable of handling the information related to additional videos as they are released and promoted via the Web. The Company has already created an additional site (Aliens Trilogy) for the client to take advantage of this resource.

RELATIONSHIP WITH MICROSOFT

  Since its formation in 1994, the Company has developed technical expertise in planning, developing, maintaining and hosting Web sites for clients. To date, the Company has developed such Web sites principally through the application of Microsoft products and has developed specialized training for its production personnel in the use of Microsoft products. The Company is a beta tester, and is sometimes an alpha tester, of new software products developed by Microsoft and other software developers. As a result, Company personnel have historically been regularly informed of the latest developments in interactive technology.

  WORKING WITH MICROSOFT AS A PAID VENDOR. The Company serves Microsoft as a paid vendor, developing various components of both Internet and Intranet Web sites for Microsoft. During fiscal 1998, fiscal 1997 and fiscal 1996, the Company created over 30 Web sites for various Microsoft units including its Enterprise Customer Unit, Organization Customer Unit, Human Resources Department, Product Groups (including Exchange, Project, Publisher/Works, and
Word) and The Microsoft Network. Total services rendered by the Company to Microsoft accounted for 22%, 19%, and 34% of the Company's gross revenue for fiscal 1998, fiscal 1997, and fiscal 1996, respectively.

  MICROSOFT SPONSORED MARKETING PROGRAMS. The Company is an active participant in two Microsoft sponsored marketing programs: the Microsoft Solution Provider Partner program and the Microsoft Site Builder Network program:

  . Microsoft Solution Provider Partner Program. Microsoft Solution Provider
    Partners are individual companies that provide consulting, integration, customization, development, training, technical support or other services utilizing Microsoft products. Through the Microsoft Solution Provider Partner program, Microsoft works with companies to provide information, tools and business development assistance to successfully implement business solutions and provide services using the Microsoft Solutions platform and technologies. The Microsoft Solution Provider Partner program clearly identifies companies as having a special relationship with Microsoft.

  . Microsoft Site Builder Network Program. Participants in this program receive national marketing materials, including a four-color printed brochure that promotes the participants and their services, a featured client case study on the Microsoft Web site, and a listing on the Microsoft Web site within a directory of site builders. In addition, Microsoft offers technical support and training opportunities, including free training at a Microsoft Authorized Technical Education Center and special participant-only technical briefings. Microsoft also provides to participants the latest development information and tools and sales leads of businesses requesting assistance implementing Microsoft technology.

  The Company is a Level Three Microsoft Site Builder (the highest attainable service level) and was the first entity to achieve this designation. The Company believes it was the first site builder featured in a direct mail campaign conducted by Microsoft. The Company has developed several significant client relationships from this association.

  JOINT MARKETING PRESENTATIONS. In conjunction with both the Microsoft Solution Provider Partner and the Microsoft Site Builder Network programs, representatives of the Company have been invited to take part in several joint marketing opportunities with Microsoft. These include:

  . co-authored a Microsoft Level 3 SiteBuilder book, "The Wild, Wild Web" being published by Microsoft Press in June 1998.

  . the International Franchise Association/Microsoft, "International
    Franchise Summit" held in March 1998 in Las Vegas, Nevada.


  . the Microsoft/fine.com Corporation/International Franchise Association,
    "Franchise of the Future" held in December 1997 in Atlanta, Georgia, and in New York, New York.

  . participated in Skills 2000 Career Expos, a job fair sponsored by Microsoft in Bellevue, Washington in October 1997.

  . the Microsoft/fine.com Corporation/XcellNet/Successful
    Franchising/Hewlett Packard seminar, "Franchise of the Future," held at the Microsoft Redmond, Washington campus in April 1997.

  . the fine.com Corporation/Microsoft seminar, "Retailing on the Internet," held at the Microsoft Boston, Massachusetts offices in April 1997; and

  . as co-developer and presenter of a Microsoft/Hewlett Packard/fine.com
    Corporation "Consumer Solutions Briefing" made available on CD ROM in March 1997;

  . the Microsoft/fine.com Corporation/Polaris Group seminar, "Microsoft
    Intranet Solutions," at the Microsoft Bellevue, Washington campus in February 1997;

  . the Microsoft/Onyx Software/fine.com Corporation seminar, "How to
    Successfully Market Products and Services on the Web," at the Microsoft Bellevue, Washington campus in January 1997;

  . the Microsoft/Ernst & Young LLP "Small Business Summit 1996" held in San
    Francisco, California in October 1996;

COMPETITION

  The Internet-related interactive marketing industry is highly competitive. The Company expects competition for its services to intensify in the future. Due to the rapidly evolving nature of the Internet, competition also is characterized by pressures to adopt and utilize new capabilities and technologies to respond rapidly to evolving client requirements.

  The Company faces competition from a number of competitors, some or all of which may provide Web site planning, creation, maintenance or hosting services. Direct competitors include: (1) prospective clients that perform Web site development services in-house; (2) Web site service firms, such as K2 Design Inc., Free Range Media, Razorfish Inc., Red Sky Interactive, Inc. and USWeb Corp.; (3) Internet-oriented advertising agencies such as The Leap Group, CKS Group and The Martin Agency; (4) communications, telephone and telecommunications companies such as UUNET Technologies and US West; and (5) established online service companies, advertising agencies, direct Internet access providers as well as specialized and integrated marketing communication firms, all of which are entering the Web site planning, creation, maintenance or hosting markets in varying degrees and are competing with the Company, and many of which have announced plans to offer expanded Web site planning, development, maintenance and/or hosting services. Many of the Company's competitors or potential competitors have longer operating histories, longer customer relationships and significantly greater financial, management, technological, development, sales, marketing and other resources than the Company. The Company also competes on the basis of creative and technical talent, price, customer service and responsiveness. There can be no assurance that the Company will be able to compete effectively and its inability to do so would have a material adverse impact on the Company.

EMPLOYEES

  As of January 31, 1998, the Company had 43 full time employees. The Company has no labor contracts or collective bargaining agreements. The Company considers its relations with its employees to be good.

RISK FACTORS

  In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and its business. This Report may contain forward-looking statements that involve risks and uncertainties. When used in this Report, the words "anticipate," "believe," "effect," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in or implied by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" as well as those discussed elsewhere in this Report.

  UNCERTAINTIES REGARDING ADOPTION OF NEW MEDIA BY MARKETING COMMUNICATIONS INDUSTRY; LIMITED OPERATING HISTORY. The market for information gathering and dissemination through new electronic media such as the Internet has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services for communication and commerce through new electronic media. Demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. Additionally, the Company commenced operations in October 1994 and, as a result, has a limited operating history upon which an evaluation of the Company's prospects can be made. There can be no assurance that commerce and communication through new electronic media will continue to grow or that the Company will be successful in addressing the risks encountered by companies which are operating in rapidly evolving markets. The use of new electronic media in marketing, information gathering and dissemination, particularly by businesses that have historically relied upon traditional means of marketing, generally requires the acceptance of new methods of conducting business and exchanging information. If commerce and communication through new electronic media fail to gain widespread acceptance or develop more slowly than expected, the Company would be materially adversely affected. See "Business--Internet Commerce and the Marketing Communications Industry."

  RELIANCE ON MANAGEMENT AND KEY EMPLOYEES. The Company is dependent upon the services of certain key management personnel, the loss of whose services would have a material adverse effect on the Company. In particular, the Company depends on the services of Daniel M. Fine, Chairman and Chief Executive Officer and James P. Chamberlin, Chief Financial Officer and Chief Operating Officer. The Company has obtained $100,000 of key person insurance on the lives of each of Messrs. Fine and Chamberlin. In addition, the Company is dependent upon the services of qualified and experienced marketing, technical and creative personnel. There can be no assurance that any of these persons will remain employed by the Company or that these persons will not participate in businesses that compete with the Company in the future. In seeking qualified personnel, the Company is required to compete with companies having greater financial and other resources than the Company. Since the Company's future success will be dependent on its ability to attract and retain qualified personnel, the inability to do so would have a material adverse affect on the Company.

  COMPETITION. The market for the Company's services is highly competitive and is characterized by demands to adopt and utilize new capabilities and technologies, and to respond rapidly to evolving client requirements. The Company faces competition from a number of sources, including potential clients that perform Web site planning, creation, maintenance and hosting services in-house. Other sources of competition include Web site service firms, communications, telephone and telecommunications companies, computer hardware and software companies, established online services companies, direct Internet access providers, advertising agencies and specialized and integrated marketing communication firms, all of which are entering the Web site planning, creation, maintenance and hosting markets in varying degrees. Many of the Company's competitors have announced plans to offer expanded Web site planning, creation, maintenance and/or hosting services and many of such competitors or potential competitors have longer operating histories, longer customer relationships and significantly greater financial, management, technological, development, sales, marketing and other resources than the Company. The Company expects competition to intensify in the future, as anticipated growth in the industry attracts other participants. There can be no assurance that the Company will be able to compete effectively, if at all, and its inability to do so would have a material adverse effect on the Company. See "Business--Competition."

  LACK OF PROPRIETARY PROTECTION; INTELLECTUAL PROPERTY RIGHTS; RISK OF INFRINGEMENT; POSSIBLE LITIGATION. The Company does not believe that its business is dependent upon any patents, copyrights or trademarks, and the Company does not currently have any registered patents, copyrights or trademarks. Consequently, the Company relies solely on a combination of common law and statutory law to protect its trademarks, proprietary information and know-how. The majority of the Company's current agreements with its clients contain provisions granting to the client intellectual property rights to certain of the Company's work product, including customized programming that is created during the course of a project. The Company anticipates that agreements with future clients may contain similar provisions. Other existing agreements to which the Company is a party are, and future agreements may be, silent as to the ownership of such rights. To the extent that the ownership of such intellectual property rights is expressly granted to a client or is ambiguous, the Company's ability to reuse or resell such rights will or may be limited. See "Business--Clients and Services."

  The Company utilizes technology owned, and may seek to use technology developed in the future, by third parties. Although the Company believes that there are currently sufficient alternative sources of third-party technology which would be available to it, if any particular third-party technology that it is currently using were to be discontinued or otherwise become unavailable, there can be no assurance that licenses for any technology owned or developed by third parties that might be required for provision of the Company's services will be available in the future on reasonable terms, or at all, and the inability to obtain any such licenses could have a material adverse effect on the Company. Although the Company does not believe that either its services or its utilization of technology owned by third parties infringes the proprietary rights of any third parties, there can be no assurance that third parties will not in the future assert claims against the Company based on such services or utilization or that any of those claims would not be successful. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights and to protect its proprietary information, to determine the validity and scope of the proprietary rights of third parties or to defend against claims of infringement or invalidity. Litigation of this nature, whether or not successful, could result in substantial costs and diversion of resources, which could have a material adverse effect on the Company. Furthermore, third parties making claims against the Company could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could directly or indirectly prohibit the Company from providing certain services. A judgment of this nature could have a material adverse effect on the Company.

  Additionally, the Company and other Web site developers face potential liability for the actions of clients and others using their services, including liability for infringement of intellectual property rights, rights of publicity, defamation, libel and criminal activity under the laws of the United States and foreign jurisdictions. The Company has obtained errors and omissions insurance, although there can be no assurance that such insurance will be adequate. Any imposition of liability based on the actions of clients and others using the Company's services could have a material adverse effect on the Company.

  DEPENDENCE UPON CONTINUED DEVELOPMENT OF ACCESS TO AND INFRASTRUCTURE OF THE INTERNET. The Company's ability to generate revenues from the planning, development, maintenance and hosting of commercial Web sites will depend upon the continued development of an infrastructure for providing Internet access and carrying Internet traffic. The Internet may not prove to be a viable commercial marketplace due to inadequate development of the necessary infrastructure or delays in the development of complementary products. Moreover, other critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access, and quality of service) remain unresolved and may adversely impact the anticipated growth of Internet use. It is difficult to predict whether the Internet will prove to be and remain a viable commercial marketplace. If the infrastructure and complementary products necessary to support the Internet's commercial viability are not developed or if the Internet does not become a viable marketplace, the Company would be materially adversely affected. See "Business--The Internet and the Web."

  FLUCTUATIONS IN FOREIGN CURRENCIES; UNCERTAINTIES IN INTERNATIONAL OPERATIONS. The Company recently opened an office in the United Kingdom, and intends to continue to expand its services internationally. As an increased percentage of the Company's revenues is derived from international operations, which are conducted in foreign currencies, changes in the value of these foreign currencies relative to the U.S. dollar may affect the Company's results of operations and financial position. The Company may engage in currency-hedging transactions or other means intended to reduce the effect of fluctuations in foreign currency exchange rates on the Company's results of operations, although there can be no assurance that such transactions will materially reduce the effect of fluctuations in foreign exchange rates on the Company's business. Such fluctuations may have a material adverse affect on the Company's international operations and the Company's overall business, financial condition and results of operations. Other potential risks inherent in the Company's international operations include difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulties in accounts receivable collection, unexpected changes in regulatory requirements, market acceptance in foreign countries, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity during the summer months in Europe, and potentially adverse tax consequences, any one or more of which could adversely impact the Company's international operations and the Company's overall business, financial condition and results of operations.

  RISK OF CHANGING TECHNOLOGY. The services that the Company offers, and the services that the Company expects to offer in the future, are impacted by rapidly changing technology, evolving industry standards, emerging competition and frequent service, software and other product introductions. There can be no assurance that the Company will be able to successfully identify new business opportunities and develop and bring new services to market in a timely and cost-effective manner or that services, products or technologies developed by others will not render the Company's services noncompetitive or obsolete. See "Business--Competition."

  DEPENDENCE ON MICROSOFT. The Company has historically been dependent upon Microsoft for new business referrals and for work as a paid Microsoft vendor. In addition, the Company is dependent upon its expertise with Microsoft software and relies upon such software in creating Web sites for the Company's clients. Although the Company participates in the Microsoft Solution Provider Partner and Site Builders Network programs, there can be no assurance that its relationship with Microsoft will continue or that the Company will continue to derive benefits from that relationship. In addition, if Microsoft's products, standards or approach to the Internet or other markets were to fall into disfavor or other parties were able to develop products, standards or approaches which had greater market acceptance than those offered by Microsoft, the Company could be materially adversely affected. See "Business-- Relationship with Microsoft."

  GOVERNMENT REGULATION. The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally. However, it is possible that laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy and pricing, characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet (which could in turn decrease the demand for the Company's services), increase the Company's cost of doing business, cause the Company to modify its operations or otherwise have an adverse effect on the Company. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. The Company cannot predict the impact, if any, that any future laws or regulations, or the applicability of such existing laws, may have on its business.

  FLUCTUATIONS IN MARKET PRICE. The market price of the Company's common stock, like that of other Web site development companies, is highly volatile and is subject to wide fluctuations in response to quarterly variations in operating results, announcements of activities by competitors and other events and factors. The Company's stock price may also be effected by broader market trends unrelated to the Company's performance.

ITEM 2. PROPERTIES

  The Company's headquarters currently occupies approximately 15,650 square feet of an office building at 1525 Fourth Avenue, Seattle, Washington 98101 at a monthly rent of approximately $22,100. Such payments include the Company's allocable share of certain real property taxes and building operating expenses. The remaining lease term expires on April 30, 2005.

  The Company continues to lease approximately 8,000 square feet at its prior headquarters at 1118 Post Avenue, Seattle, Washington at an annual rent of approximately $80,000. The remaining lease term expires in April 2001. The Company has sublet all of this space to a third party for the remainder of the term of the lease. In addition, pursuant to the Company's acquisition of Pacific Analysis and Computing Corporation in February 1998, the Company assumed Pacific Analysis' office lease for approximately 3,355 square feet in Bellevue, Washington at a monthly rent of approximately $5,044. The term of such lease expires on October 31, 2002. The Company has sublet a portion of this office space to a third party for the remainder of the term of the lease. See Note 6 in "Notes to Financial Statements."

  The Company also leases approximately 1,250 square feet of office space in Santa Monica, California and approximately 550 square feet of office space in Bethesda, Maryland. The Santa Monica lease expires on February 29, 1999 and provides for annual rent of approximately $36,000. The Bethesda lease expires on July 31, 1998 and provides for annual rent of approximately $13,080. In addition, the Company shares office space in Tokyo, Japan with Mitsui & Co., Ltd. as part of the feasibility study with Mitsui.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 1998.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is traded on The Nasdaq SmallCap Market ("Nasdaq") under the symbol "FDOT." The common stock first began trading on August 11, 1997, the effective date of the Company's initial public offering of common stock. The following table contains the high and low closing sales price as reported by Nasdaq for each quarter of fiscal 1998.

                              1ST QUARTER 2ND QUARTER    3RD QUARTER 4TH QUARTER
                              ----------- ----------- -------------- -----------
                                                        (BEGINNING
                                                      AUG. 11, 1997)
Common Stock
  High.......................     --          --          $8.875       $7.250
  Low........................     --          --           6.625        4.375

  At January 31, 1998, there were 2,380,065 shares of common stock outstanding. As of such date, the approximate number of record holders of its common stock was 27, not including beneficial owners whose shares are held by banks, brokers and other nominees.

  No cash dividends have been paid on the capital stock of the Company and no dividends are currently contemplated by management. The Company's Revolving Line of Credit places certain restrictions on the Company's ability to pay cash dividends.

  The Company's Form SB-2 (File No. 333-26855) relating to the Company's initial public offering of the Company's common stock, was declared effective by the Commission on August 11, 1997. Total gross proceeds from the offering were $8,222,500, of which the Company received proceeds of $7,400,250; after deducting underwriting discounts and commissions of $822,250.

  From the effective date of the Registration Statement through the Company's fiscal year ended January 31, 1998, the Company incurred an estimated $1,994,458 in expenses for the Company's account in connection with the issuance and distribution of the securities registered, including underwriting discounts and commissions ($822,250), expenses paid to or for the underwriters ($346,738) and other expenses ($825,470). The Company believes that none of these payments were made, directly or indirectly, to: (i) directors or officers of the Company or their affiliates; (ii) persons owning ten percent or more of the Company's common stock; or (iii) affiliates of the Company.

  From the effective date of the Registration Statement through January 31, 1998, the Company has applied its net proceeds as follows:

   Net proceeds from IPO.......................................... $6,228,042
   Accounts receivable, work-in-process and other working capital
    requirements..................................................   (191,368)
   Capital expenditures for fixed assets..........................   (308,949)
   Repayment of indebtedness......................................   (467,615)
                                                                   ----------
   Unapplied proceeds held in money market funds and marketable securities at January 31, 1998................................ $5,260,110
                                                                   ==========

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this Report.

OVERVIEW

  fine.com plans, develops, maintains and hosts Web sites for major national and international corporate clients and others. The Company's Web site development process utilizes marketing expertise and state of the art interactive database compilation and dissemination techniques and technologies. Through the planning, development, maintenance and hosting of interactive Web presentations, the Company enhances clients' marketing campaigns, fosters the collection of demographic data which is utilized by clients when allocating marketing resources, and facilitates both internal and external corporate communications for clients.

  The Company generates substantially all of its revenues from fees associated with the planning and development of commercial Web sites for clients. These fees are generally earned pursuant to long-term fixed fee contracts (with terms typically ranging from two to seven months). Revenues generated from long-term contracts are recognized under the percentage-of-completion method. Percentage-of-completion is generally measured on the attainment of specific contract milestones (based on the ratio of costs incurred to total estimated project costs). Estimated earnings from long-term contracts are reviewed periodically as work progresses. All other revenue is recorded on the basis of performance of services. The Company assumes greater financial risk on fixed fee contracts than on either time-and-material or cost-reimbursable contracts. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed fee contract may reduce the Company's profit or cause a loss individually on a particular project and in the aggregate. The Company has generated a net profit for each of the past three fiscal years.

  The Company has recently initiated efforts to generate recurring revenues from Web site maintenance and Web site hosting fees. The amount of revenue generated to date from the Company's provision of such services has not been significant. Even if revenues from such sources increase, fees for maintenance and hosting services may not become a significant percentage of the Company's revenues, if and to the extent that revenues increase from the planning and development of Web sites. No assurance can be given that revenues from maintenance and hosting fees, or from other new methods of generating recurring revenues, will be sufficient to offset the costs incurred by the Company in performing such services.

  Historically, the Company has been dependent upon Microsoft for work as a paid vendor. The aggregate revenues generated from the multiple departments and divisions at Microsoft for which the Company performed services accounted for 22%, 19%, and 34% of the Company's gross revenue in the fiscal year ended January 31, 1998 ("fiscal 1998"), the fiscal year ended January 31, 1997 ("fiscal 1997") and the fiscal year ended January 31, 1996 ("fiscal 1996"), respectively. Additionally, Marriott International, Inc., The Nasdaq Stock Market, and Safeway Inc. accounted for 15%, 12% and 12% of the Company's gross revenue during fiscal 1998, respectively. In addition, Twentieth Century Fox Home Entertainment, Inc. and Safeway Inc. accounted for 11% and 14% of the Company's gross revenue during fiscal 1997, respectively. Neither Twentieth Century Fox Home Entertainment, Inc. nor Safeway Inc. were clients of the Company during fiscal 1996. Management believes that the long-term success of the Company is not dependent on any one or a few major customers.

RESULTS OF OPERATIONS

 FISCAL YEARS ENDED JANUARY 31, 1998 AND 1997

  GROSS REVENUE. Gross revenue for fiscal 1998 and fiscal 1997 was $3,448,084 and $1,485,869, respectively. During each of these fiscal years, substantially all of the Company's revenue was generated by its Web site planning and development services. The 132% increase in fiscal 1998 gross revenue over fiscal 1997 gross revenue is attributable primarily to the number of clients contracting with the Company for such services increasing from approximately 25 clients in fiscal 1997 to approximately 29 clients in fiscal 1998, as well as an increase in the average amount billed per client from approximately $56,000 per client in fiscal 1997 to approximately $102,000 in fiscal 1998 for such services. The Company believes that the increase in number of such clients was attributable to increased levels of marketing, advertising and new business development activities. The average amount billed per client during fiscal 1998 for Web site planning and development services increased from fiscal 1997 primarily due to the Company's clients generally undertaking more sophisticated levels of Web site development. See "Business--Internet Commerce and the Marketing Communications Industry" and "--Clients and Services."

  DIRECT SALARIES AND COSTS. Direct salaries and costs include all internal labor costs and other direct costs related to project performance, such as project specific independent contractor fees, supplies and specific project related expenditures. The Company's direct salaries and costs for fiscal 1998 were $2,292,206, and consisted primarily of $1,451,760 paid as direct salaries, taxes and benefits and, secondarily, of $840,446 as other direct costs of goods sold related to specific projects. The Company hired additional employees during fiscal 1998 to meet increased demand and had 43 full time employees at January 31, 1998. The increase in direct salaries and costs was directly attributable to the increase in the number of employees. The Company expects that it will hire additional staff if and as needed to meet demand from current clients and prospective clients whose projects are anticipated to commence within ninety days after such hiring. The Company engages independent contractors and subcontractors to service unanticipated projects or supplement in-house production capability. The Company's direct salaries and costs for fiscal 1997 were $774,242 and consisted, primarily, of $619,884 of direct salaries, taxes and benefits and, secondarily, of $154,358 of other direct costs of goods sold related to specific projects. The Company had 21 full time employees at January 31, 1997.

  As a percentage of gross revenue, total direct salaries and costs increased 14% from fiscal 1997 to fiscal 1998. Such increase was due primarily to increases in the number of employees and secondarily to the increased level of contract labor expenses incurred to service the increased number of client projects and to the increase in costs associated with serving clients outside of the Seattle, Washington area. The Company has undertaken efforts to hire additional in-house production staff as well as open regional offices to more effectively serve clients in the Mid-Atlantic and Southern California areas.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,168,776 and $514,059 for fiscal 1998 and fiscal 1997, respectively. In each period, these expenses consisted primarily of administrative salaries, professional fees, occupancy costs, telephone and related Internet connectivity fees, computer network costs, office expenses and supplies, marketing, advertising and new business development costs. The increase in selling, general and administrative expenses for fiscal 1998 over fiscal 1997 was due primarily to the costs of relocating the Company's corporate headquarters into new office space and the leasing of additional offices in Bethesda, Maryland and Santa Monica, California, depreciation of new computer equipment purchases and the costs involved with being a public reporting company.

  Marketing, advertising and new business development costs increased as a percentage of gross revenue in fiscal 1998 from fiscal 1997. Marketing, advertising and new business development costs were $189,968 representing 6% of gross revenue in fiscal 1998 as compared to $68,687 representing 5% of gross revenue in fiscal 1997. The Company believes that the increase in marketing, advertising and new business development costs was instrumental in the 132% increase in gross revenue from fiscal 1997 to fiscal 1998. A substantial portion of these costs were incurred as part of the Company's efforts in establishing an office in the United Kingdom and participating in a feasibility study in Japan. Management believes that these costs will continue to increase as a percentage of gross revenue in future periods and may reach approximately 7% of gross revenue.

  Overall, selling, general and administrative expenses as a percentage of gross revenue were 34% for fiscal 1998 as compared to 35% for fiscal 1997. This overall decrease in selling, general, and administrative expenses as a percentage of gross revenue was a result of the Company's ongoing effort to control expenses and effectively assimilate higher volumes of business using existing resources, offset by increased marketing, advertising and new business development, and administrative expenses due to new office spaces, depreciation of equipment purchases and the compliance and reporting obligations associated with being a publicly held company.

  INTEREST INCOME. Interest income increased during fiscal 1998 due to an increase in the average level of funds available for investment as a result of the net proceeds received from the Company's initial public offering in August 1997.

  NET INCOME. The Company recognized net income of $80,682 (representing 2% of gross revenue) for fiscal 1998 as compared to $124,274 (representing 8% of gross revenue) for fiscal 1997. The decrease in profitability (as a percentage of gross revenue) is due to the factors discussed above.

 FISCAL YEARS ENDED JANUARY 31, 1997 AND 1996

  GROSS REVENUE. Gross revenue for fiscal 1997 and fiscal 1996 was $1,458,869 and $531,800, respectively. During each of these fiscal years, substantially all of the Company's revenue was generated by its Web site planning and development services. The 179% increase in fiscal 1997 gross revenue over fiscal 1996 gross revenue is attributable primarily to the number of clients contracting with the Company for such services increasing from approximately 18 clients in fiscal 1996 to approximately 25 clients in fiscal 1997 as well as an increase in the average amount billed per client from approximately $25,000 per client in fiscal 1996 to approximately $56,000 in fiscal 1997 for such services. The Company believes that the increase in number of such clients was attributable to increased levels of marketing, advertising and new business development activities. The average amount billed per client during fiscal 1997 for Web site planning and development services increased from fiscal 1996 primarily due to the Company's clients generally undertaking more sophisticated levels of Web site development.

  DIRECT SALARIES AND COSTS. Direct salaries and costs include all internal labor costs and other direct costs related to project performance, such as project specific independent contractor fees, supplies and specific project related expenditures. The Company's direct salaries and costs for fiscal 1997 were $774,242, and consisted primarily of $619,884 paid as direct salaries, taxes and benefits and, secondarily, of $154,358 as other direct costs of good sold related to specific projects. The Company hired additional employees during fiscal 1997 to meet increased demand and had 21 full time employees at January 31, 1997. The Company engages independent contractors and subcontractors to service unanticipated projects. The Company's direct salaries and costs for fiscal 1996 were $258,532 and consisted, primarily, of $178,803 of direct salaries, taxes and benefits and, secondarily, of $79,729 of other direct costs of goods sold related to specific projects. The Company had 13 full time employees at January 31, 1996.

  As a percentage of gross revenue, total direct salaries and costs increased 4% from fiscal 1996 to fiscal 1997. Such increase was due primarily to the increased level of salaries paid to production employees. This increase, combined with a greater reliance on production employees as compared to independent contractors and/or subcontractors, resulted in the salaries, taxes and benefits component of direct salaries and costs increasing from 69% in fiscal 1996 to 80% in fiscal 1997.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $514,059 and $225,517 for fiscal 1997 and fiscal 1996, respectively. In each period, these expenses consisted primarily of administrative salaries, professional fees, occupancy costs, telephone and related Internet connectivity fees, computer network costs, office expenses and supplies, marketing, advertising and new business development costs.

  Marketing, advertising and new business development costs increased as a percentage of gross revenue in fiscal 1997 from fiscal 1996. Marketing, advertising and new business development costs were $68,687 representing 5% of gross revenue in fiscal 1997 as compared to $10,237 representing 2% of gross revenue in fiscal 1996. The Company believes that the increase in marketing, advertising and new business development costs was instrumental in the 179% increase in gross revenue from fiscal 1996 to fiscal 1997.

  Overall, selling, general and administrative expenses as a percentage of gross revenue were 35% for fiscal 1997 as compared to 42% for fiscal 1996. This overall decrease in selling, general, and administrative expenses as a percentage of gross revenue was a result of the Company's ongoing effort to control expenses and effectively assimilate higher volumes of business using existing resources, offset by increased marketing, advertising and new business development.

  NET INCOME. The Company recognized net income of $124,274 (representing 8% of gross revenue) for fiscal 1997 as compared to $30,082 (representing 6% of gross revenue) for fiscal 1996. The increase in profitability (as a percentage of gross revenue) is due to the factors discussed above.

CAPITAL RESOURCES AND LIQUIDITY

  Historically, the Company has funded its capital requirements through earnings, borrowings from affiliates and commercial lenders, and equity financing and private placements of its capital stock. The Company had cash and cash equivalents in the aggregate amount of $1,419,591 at January 31, 1998.

  The Company's working capital increased $3,390,055, from $301,728 at January 31, 1997 to $3,691,783 at January 31, 1998. Operating activities for fiscal 1998 required net cash in the amount of $433,294, primarily due to increases in work in process, accounts receivable and prepaid expenses, and offset by increases in accounts payable and advance payments. Work in process increased $179,505 from $0 at January 31, 1997. Accounts receivable increased $465,477, from $476,766 at January 31, 1997 to $942,243 at January 31, 1998, primarily due to the increase in gross revenue during the 12 months ended January 31, 1998. Prepaid expenses and other assets increased $138,259 due to deposits made for future consulting and marketing services. Accounts payable increased $55,209, from $117,459 at January 31, 1997 to $172,668 at January 31, 1998.
Deferred revenue decreased from $36,722 at January 31, 1997 to $0 at January 31, 1998.

  The purchase of equipment and furniture required cash in the amount of $443,180 during fiscal 1998. These expenditures were made primarily for computer hardware and software, furniture, fixtures and leasehold improvements necessary to accommodate an increase in Company personnel. The Company believes that the increase in personnel was a principal factor enabling the Company to generate higher gross revenue in fiscal 1998. Net cash provided from financing activities was $6,120,670, primarily due to net proceeds in the amount of $6,228,042 from the initial public offering of its common stock in August 1997.

  During fiscal 1998, the Company had a Revolving Line of Credit from a commercial bank. At January 31, 1998, the maximum amount available under this Revolving Line of Credit was $750,000 and there were no amounts outstanding under such line of credit as of such date. The Revolving Line of Credit has been extended through June 30, 1998 and the Company is negotiating for renewal of the Revolving Line of Credit through the 1999 fiscal year. Amounts outstanding under the Revolving Line of Credit bear interest at such bank's prime interest rate plus .25% (8.75% at January 31, 1998). Amounts outstanding under the Revolving Line of Credit are secured by all of the Company's accounts receivable and the personal guaranty of the Company's Chairman and Chief Executive Officer. The Revolving Line of Credit requires that the Company maintain working capital amounts (as calculated therein), tangible net worth, and the maximum capital expenditures (as defined therein). The Revolving Line of Credit limits the Company's ability to incur additional debt, to repurchase the Company's capital stock or amend its capital structure, to pay cash dividends or to undergo a merger, consolidation or liquidation. In addition, a change in ownership of twenty-five percent of the common stock constitutes an event of default.

  During the 1998 fiscal year, the Company also had an equipment line of credit (the "Equipment Line of Credit") from the commercial bank which made the Revolving Line of Credit available. The maximum amount available under the Equipment Line of Credit was $400,000 and at January 31, 1998, there were no amounts outstanding under the Equipment Line of Credit. Amounts drawn by the Company pursuant to the Equipment Line of Credit were to be used exclusively for the purchase of computer hardware and software, furniture and fixtures, and leasehold improvements. Amounts outstanding under the Equipment Line of Credit bore interest at the same rate of interest as applicable to the Revolving Line of Credit. The Equipment Line of Credit expired on December 31, 1997 and has not been renewed.

  As of April 30, 1998, the Company's principal commitments consisted of obligations outstanding under operating leases. Although the Company currently has no material commitments for capital expenditures, it anticipates that its capital expenditures and lease commitments will increase consistent with anticipated growth in operations, infrastructure and personnel. The Company may acquire additional office space or fixed assets through capital leases, which will require it to commit to additional lease obligations.

  On August 15, 1997, the Company completed its initial public offering and issued 1,100,000 shares of common stock to the public at an initial public offering price of $6.50 per share. On August 25, 1997, pursuant to the exercise of an over-allotment option granted to the underwriters in the Company's initial public offering, the Company issued an additional 165,000 shares of common stock at a price of $6.50 per share. Proceeds to the Company, net of offering expenses of $1,994,458, amounted to $6,228,042. Pending ultimate application of the net proceeds from the offering, the Company invested such proceeds primarily in certain interest bearing securities issued or guaranteed by the United States government or its agencies and secondarily in money market funds.

  The Company believes that existing cash and cash equivalent balances, cash generated from operations and the funds available to it under credit facilities, together with the remaining proceeds from the initial public offering, will be sufficient to fund its capital requirements for the foreseeable future.

SEASONALITY AND INFLATION

  The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

YEAR 2000 COMPLIANCE

  The Company's services and products are designed to be Year 2000 compliant and do not contain any date or time dependent code strings, fields, variables or other mechanisms that inhibit their use or reliability following the turn of the century. In addition, the Company believes that its internal systems are Year 2000 compliant. However, there can be no guarantee that the systems of other companies on which the Company relies or does business with are Year 2000 compliant and would not have an adverse effect on the Company's business.

ITEM 7. FINANCIAL STATEMENTS

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders fine.com International Corp.

  We have audited the accompanying balance sheets of fine.com International Corp. as of January 31, 1998 and 1997, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility for the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of fine.com International Corp. at January 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.

                                            ERNST & YOUNG LLP

Seattle, Washington
March 27, 1998

                          FINE.COM INTERNATIONAL CORP.

                                 BALANCE SHEETS

                                                               JANUARY 31,
                                                           --------------------
                                                                 1998      1997
-------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents............................... $1,419,591  $198,317
  Marketable Securities (Note 2)..........................  1,593,032        --
  Accounts receivable, less allowances (Note 3)...........    942,243   476,766
  Work-in-process.........................................    179,505        --
  Income taxes refundable.................................        784       784
  Prepaid expenses and other..............................    147,668     9,409
  Notes receivable from officer...........................     26,686    30,435
-------------------------------------------------------------------------------
    Total current assets..................................  4,309,509   715,711
Marketable Securities (Note 2)............................  2,325,236        --
Other long-term assets....................................     60,724        --
Deferred offering costs...................................         --    41,116
Deferred income tax asset (Note 7)........................    220,318    30,883
Equipment and furniture, net (Note 4).....................    435,721    80,827
-------------------------------------------------------------------------------
    Total assets.......................................... $7,351,508  $868,537
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable to bank (Note 5)........................... $       --  $ 90,286
  Accounts payable........................................    172,668   117,459
  Accrued offering costs..................................         --    16,002
  Accrued expenses........................................     48,357    28,046
  Advance payments........................................     70,500        --
  Deferred revenue........................................         --    36,722
  Note payable to director................................         --    15,000
  Deferred income tax liabilities (Note 7)................    322,337   100,769
  Capitalized lease obligations...........................      3,864     9,699
-------------------------------------------------------------------------------
    Total current liabilities.............................    617,726   413,983
Shareholders' equity:
  Convertible preferred stock, no par value:
   No shares authorized, issued or outstanding at January
    31, 1998 and 1,000,000 shares authorized, 59,524
    shares issued and outstanding at January 31, 1997.....         --   239,918
  Common stock, no par value:
   10,000,000 shares authorized, 2,380,065 shares issued
    and outstanding at January 31, 1998; and 9,000,000
    shares authorized, 1,055,541 shares issued and
    outstanding at January 31, 1997.......................  6,542,960    75,000
  Retained earnings.......................................    220,318   139,636
  Unrealized loss on marketable securities................    (29,496)       --
-------------------------------------------------------------------------------
  Total shareholders' equity..............................  6,733,782   454,554
-------------------------------------------------------------------------------
    Total liabilities and shareholders' equity............ $7,351,508  $868,537
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            See accompanying notes.

                          FINE.COM INTERNATIONAL CORP.

                              STATEMENTS OF INCOME

                                             FISCAL YEAR ENDED JANUARY 31,
                                            ---------------------------------
                                                  1998        1997       1996
------------------------------------------------------------------------------
Gross revenue.............................. $3,448,084  $1,485,869  $ 531,800
Direct salaries and costs..................  2,292,206     774,242    258,532
------------------------------------------------------------------------------
Gross profit...............................  1,155,878     711,627    273,268
Selling, general and administrative ex-
 penses....................................  1,168,776     514,059    225,517
------------------------------------------------------------------------------
Operating income (loss)....................    (12,898)    197,568     47,751
Interest income............................    176,535          --         --
Interest expense...........................    (36,388)     (8,840)    (2,721)
------------------------------------------------------------------------------
Income before income taxes.................    127,249     188,728     45,030
Provision for income taxes (Note 7)........     46,567      64,454     14,948
------------------------------------------------------------------------------
Net income................................. $   80,682  $  124,274  $  30,082
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Net income per share (Notes 1 and 10):
  Basic.................................... $     0.05  $     0.12  $    0.03
------------------------------------------------------------------------------
------------------------------------------------------------------------------
  Diluted.................................. $     0.05  $     0.12  $    0.03
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Shares used in computation of net income
 per share:
  Basic....................................  1,669,303   1,055,541  1,055,541
------------------------------------------------------------------------------
------------------------------------------------------------------------------
  Diluted..................................  1,763,975   1,072,788  1,055,541
------------------------------------------------------------------------------
------------------------------------------------------------------------------



                            See accompanying notes.

                          FINE.COM INTERNATIONAL CORP.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                            CONVERTIBLE
                             PREFERRED
                          STOCK--SERIES A        COMMON STOCK
                         ------------------  --------------------
                                                                         COMMON               UNREALIZED
                                                                          STOCK    RETAINED      LOSS ON           TOTAL
                                                                   SUBSCRIPTION    EARNINGS   MARKETABLE   SHAREHOLDERS'
                          SHARES     AMOUNT     SHARES     AMOUNT    RECEIVABLE   (DEFICIT)   SECURITIES          EQUITY
-------------------------------------------------------------------------------------------------------------------------
Balance at February 1,
 1995...................      --  $      --  1,055,541 $   75,000      $(25,000)   $(14,720)    $     --      $   35,280
 Payment of common stock
  subscription
  receivable............      --         --         --         --        25,000          --           --          25,000
 Net income.............      --         --         --         --            --      30,082           --          30,082
-------------------------------------------------------------------------------------------------------------------------
Balance at January 31,
 1996...................      --         --  1,055,541     75,000            --      15,362           --          90,362
 Sale of Series A
  convertible preferred
  stock, net of offering
  costs of $10,082......  59,524    239,918         --         --            --          --           --         239,918
 Net income.............      --         --         --         --            --     124,274           --         124,274
-------------------------------------------------------------------------------------------------------------------------
Balance at January 31,
 1997...................  59,524    239,918  1,055,541     75,000            --     139,636           --         454,554
 Conversion of Series A
  convertible preferred
  stock into 59,524
  shares of common
  stock................. (59,524)  (239,918)    59,524    239,918            --          --           --              --
 Issuance of shares in
  initial public
  offering, net of
  offering costs of
  $1,994,458............      --         --  1,265,000  6,228,042            --          --           --       6,228,042
 Unrealized loss on
  marketable securities,
  net of taxes of
  $14,434...............      --         --         --         --            --          --      (29,496)        (29,496)
 Net income.............      --         --         --         --            --      80,682           --          80,682
-------------------------------------------------------------------------------------------------------------------------
Balance at January 31,
 1998...................      --  $      --  2,380,065 $6,542,960      $     --    $220,318     $(29,496)     $6,733,782
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------



                            See accompanying notes.

                          FINE.COM INTERNATIONAL CORP.

                            STATEMENTS OF CASH FLOWS

                                             FISCAL YEAR ENDED JANUARY 31,
                                            ----------------------------------
                                                   1998        1997       1996
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income................................  $    80,682  $  124,274  $  30,082
Adjustments to reconcile net income to net
 cash provided by (used in) operating ac-
 tivities:
  Depreciation and amortization...........       88,286      29,791     25,475
  Deferred income taxes...................       46,567      64,458     13,728
Net changes in operating assets and lia-
 bilities:
  Accounts receivable.....................     (465,477)   (412,911)   (44,638)
  Work-in-process.........................     (179,505)         --         --
  Prepaid expenses and other assets.......     (138,259)     (9,409)        --
  Deferred offering costs.................       25,114     (25,114)        --
  Accounts payable........................       55,209      65,542      2,531
  Accrued expenses........................       20,311      27,428        618
  Advance payments........................       70,500          --         --
  Deferred revenue........................      (36,722)     36,722         --
  Current income taxes....................           --      (2,061)     1,277
-------------------------------------------------------------------------------
Net cash provided by (used in) operating
 activities...............................     (433,294)   (101,280)    29,073
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities........   (3,962,198)         --         --
Purchases of equipment and furniture......     (443,180)    (50,372)   (29,409)
Other assets..............................      (60,724)         --         --
-------------------------------------------------------------------------------
Net cash used in investing activities.....   (4,466,102)    (50,372)   (29,409)
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock,
 net of issuance costs....................    6,228,042          --         --
Increase (decrease) in notes payable to
 bank.....................................      (90,286)     90,286         --
Payments on capital lease obligations.....       (5,835)     (4,381)        --
Increase (decrease) in note receivable
 from officer.............................        3,749      (6,522)   (18,065)
(Decrease) Increase in note payable to di-
 rector...................................      (15,000)     15,000         --
Cash received on collection of common
 stock subscription receivable............           --          --     25,000
Net cash received from sale of preferred
 stock....................................           --     239,918         --
-------------------------------------------------------------------------------
Net cash provided by financing activi-
 ties.....................................    6,120,670     334,301      6,935
-------------------------------------------------------------------------------
Net increase in cash and cash equiva-
 lents....................................    1,221,274     182,649      6,599
Cash and cash equivalents at beginning of
 period...................................      198,317      15,668      9,069
-------------------------------------------------------------------------------
Cash and cash equivalents at end of peri-
 od.......................................  $ 1,419,591  $  198,317  $  15,668
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid.........................  $        --  $    2,000  $      --
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Interest paid.............................  $    36,388  $    8,840  $   2,721
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Equipment acquired through capitalized
 lease obligations........................  $        --  $   14,080  $      --
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            See accompanying notes.

                         FINE.COM INTERNATIONAL CORP.

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

  fine.com International Corp. (the "Company"), formerly fine.com Corporation, was incorporated in the State of Washington on October 15, 1994. The Company plans, develops, maintains and hosts World Wide Web ("Web") sites for major national and international corporate clients and others, utilizing marketing expertise and state of the art interactive database compilation and dissemination techniques and technologies.

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

  The Company accounts for long-term contracts under the percentage-of-completion method. Estimated contract earnings are reviewed periodically as work progresses. If such estimates indicate a loss would be incurred on the contract, the estimated amount of such loss would be recognized in the period the estimated loss was determined. All other revenue is recorded on the basis of time and material for the performance of services.

RISKS AND UNCERTAINTIES

  Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company's customer base is dispersed across many different geographic areas throughout the United States in a variety of industries. The Company does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specific identification. The following is a detail of customers which accounted for greater than 10% of gross revenue in the respective fiscal years:

                                            FISCAL YEAR ENDED JANUARY 31,
                                          ---------------------------------
CUSTOMER                                     1998        1997        1996
---------------------------------------------------------------------------
Microsoft Corporation..................        22%         19%         34%
Marriott International, Inc............        15          --          --
The Nasdaq Stock Market, Inc...........        12          --          --
Safeway Inc............................        12          14          --
Twentieth Century Fox Home
 Entertainment, Inc. ..................          4          11          --

CASH AND CASH EQUIVALENTS

  The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. Excess cash is primarily invested in treasury bills, securities of government agencies, and commercial paper. Cash equivalents are carried at amortized cost, which approximates fair market value.

MARKETABLE SECURITIES

  Marketable securities, which consist primarily of U.S. Government agency securities, are carried at market value. Market values are determined based on quoted prices. Marketable securities are classified in the balance sheet as current and non-current based on maturity dates and the Company's expectation of sales and redemptions in the following year.

                         FINE.COM INTERNATIONAL CORP.

EQUIPMENT AND FURNITURE

  Equipment and furniture are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of three to seven years. Leasehold improvements are amortized over the lesser of the lease term or estimated useful life. Repairs and maintenance that do not improve or extend the lives of the respective assets are expensed in the period incurred.

INCOME TAXES

  The Company accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

STOCK-BASED COMPENSATION

  The Company has elected to apply the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123) (see Note 8). Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the stock option exercise price.

ADVERTISING

  Advertising costs are expensed as incurred. Advertising expense was $24,382, $20,805 and $5,438 in the fiscal years ended January 31, 1998, 1997 and 1996, respectively.

NET INCOME PER SHARE

  In February 1997, the Financial Accounting Standards Board issued a Statement No. 128, "Earnings Per Share." Statement No. 128 replaced the calculation of the primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Common equivalent shares are excluded from the computation if their effect is antidilutive. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

  In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98 ("SAB 98"). SAB 98 changed the rules related to the way a company calculates earnings per share prior to the time of an initial public offering ("IPO"). Accordingly, the Company has restated all earnings per share calculations for all periods prior to its IPO in August 1997. Fully diluted earnings per share calculated under the old rules were $0.11 and $0.03 in fiscal 1997 and 1996, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  The FASB issued Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." Statement No. 130 established standards for reporting comprehensive income in annual and interim financial statements. Statement
No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those

                         FINE.COM INTERNATIONAL CORP.

enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt Statement No. 130 and 131 in fiscal 1999 and does not anticipate any impact on the Company's consolidated results of operations, financial position or cash flows.

2. MARKETABLE SECURITIES

  Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Management has classified the Company's marketable securities as available-for-sale, in accordance with the provisions of Statement No. 115. Accordingly the securities are carried at fair value, with unrealized holding gains and losses, net of income taxes, excluded from net income and recorded as an adjustment to shareholder's equity. Interest, dividends and realized gains and losses are included in net income.

  The following is a summary of marketable securities at January 31, 1998, all of which are classified as available-for-sale:

                                                  GROSS      GROSS
                                   AMORTIZED UNREALIZED UNREALIZED   ESTIMATED
                                        COST      GAINS     LOSSES  FAIR VALUE
------------------------------------------------------------------------------
Due in one year or less.......... $1,621,144     $   --   $(28,112) $1,593,032
Due after one year through three
 years...........................  2,341,815      5,147    (21,726)  2,325,236
------------------------------------------------------------------------------
                                  $3,962,959     $5,147   $(49,838) $3,918,268
------------------------------------------------------------------------------
------------------------------------------------------------------------------

3. ALLOWANCE FOR DOUBTFUL ACCOUNTS

  Activity in the allowance for doubtful accounts is summarized as follows:

                                                               JANUARY 31,
                                                          ---------------------
                                                             1997   1996   1995
-------------------------------------------------------------------------------
Beginning balance........................................ $ 5,000 $5,000 $5,000
Additions charged to expense.............................  30,583     --     --
Write-offs, net..........................................      --     --     --
-------------------------------------------------------------------------------
Ending balance........................................... $35,583 $5,000 $5,000
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

4. EQUIPMENT AND FURNITURE

  Equipment and furniture consist of the following:

                                                               JANUARY 31,
                                                            -------------------
                                                                 1998      1997
--------------------------------------------------------------------------------
Computer equipment......................................... $ 384,647  $129,765
Office furniture and equipment.............................   136,537    13,047
Leasehold Improvements.....................................    64,808        --
--------------------------------------------------------------------------------
                                                              585,992   142,812
Accumulated depreciation and amortization..................  (150,271)  (61,985)
--------------------------------------------------------------------------------
                                                            $ 435,721  $ 80,827
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         FINE.COM INTERNATIONAL CORP.

5. NOTE PAYABLE TO BANK

  The Company has a Revolving Line of Credit with a commercial bank for $750,000 which expires on June 30, 1998, and is secured by all accounts receivable and the personal guarantee of the Company's Chairman and Chief Executive Officer. The Company is negotiating for renewal of the Revolving Line of Credit through fiscal 1999. Amounts outstanding under the Revolving Line of Credit bear interest at the bank's prime interest rate plus 0.25% (effective rate of 8.75% at January 31, 1998). At January 31, 1998, no amounts were outstanding under the Revolving Line of Credit.

  At January 31, 1997, the Company had a $200,000 Revolving Line of Credit which expired on March 31, 1997, and was replaced with the new $750,000 credit agreement. Borrowings under this agreement bore interest at the bank's prime interest rate plus 2% (effective rate of 10.25% at January 31, 1997). At January 31, 1997, $90,286 was outstanding under this agreement. This obligation was collateralized by eligible accounts receivable.

  The Revolving Line of Credit requires that the Company maintain working capital amounts (as calculated therein), tangible net worth and the maximum capital expenditures (as defined therein). The Revolving Line of Credit limits the Company's ability to incur additional debt, to repurchase the Company's capital stock or amend its capital structure, to pay cash dividends or to undergo a merger, consolidation or liquidation. In addition, a change in ownership of twenty-five percent of the common stock constitutes an event of default. The Company met all Revolving Line of Credit covenants at January 31, 1998.

6. LEASE COMMITMENTS

  The Company leases certain equipment and facilities under capital and operating leases. The operating leases contain annual escalation clauses based on inflation.

  The Company sublets a portion of its office space and offsets rent expense through sublease billings. Net rent expense under the operating lease amounted to $74,326, $60,230 and $15,996 in fiscal 1998, 1997 and 1996, respectively.

  Future minimum lease payments under noncancelable leases with terms in excess of one year and premises with contractual subleases at January 31, 1998, are as follows:

                                                    LEASES  SUBLEASE         NET
--------------------------------------------------------------------------------
1999........................................... $  238,118 $ (95,995) $  142,123
2000...........................................    271,849   (97,893)    173,956
2001...........................................    274,733   (97,893)    176,840
2002...........................................    200,957   (18,110)    182,847
2003...........................................    182,595        --     182,595
Thereafter.....................................    446,923        --     446,923
--------------------------------------------------------------------------------
                                                $1,615,175 $(309,891) $1,305,284
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         FINE.COM INTERNATIONAL CORP.

7. INCOME TAXES

  The provision for income taxes consists of the following:

                                                  FISCAL YEAR ENDED JANUARY 31,
                                                  ------------------------------
                                                       1998      1997       1996
--------------------------------------------------------------------------------
Current.......................................... $      -- $      (4) $   1,220
Deferred.........................................    46,567    64,458     13,728
--------------------------------------------------------------------------------
                                                  $  46,567 $  64,454  $  14,948
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

                                                  FISCAL YEAR ENDED JANUARY 31,
                                                  -----------------------------
                                                       1998      1997      1996
--------------------------------------------------------------------------------
Computed tax at federal statutory rate........... $  43,265 $  64,168 $  15,310
Other items, net.................................     3,302       286      (362)
--------------------------------------------------------------------------------
                                                  $  46,567 $  64,454 $  14,948
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  The Company has elected to use the cash method of accounting for income tax purposes because it currently qualifies for the small business exception. This exception allows corporate taxpayers to use the cash method of accounting if their gross receipts over the three immediately preceding taxable years do not exceed $5,000,000 and they meet certain other requirements. The Company will convert to the accrual method for income tax purposes when it no longer satisfies the criteria for this exception. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

  Significant components of the Company's net deferred income tax liabilities are as follows:

                                                              JANUARY 31,
                                                          --------------------
                                                               1998       1997
-------------------------------------------------------------------------------
Deferred tax liabilities:
  Tax over book depreciation............................. $  (4,402) $  (3,354)
  Accrual to cash basis adjustments......................  (336,771)  (100,769)
-------------------------------------------------------------------------------
                                                           (341,173)  (104,123)
Deferred tax assets:
  Net operating loss carryforward........................   224,720     34,237
  Unrealized loss on marketable securities...............    14,434         --
-------------------------------------------------------------------------------
                                                            239,154     34,237
-------------------------------------------------------------------------------
Net deferred tax liabilities............................. $(102,019) $ (69,886)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Balance sheet classification:
  Non-current assets..................................... $ 220,318  $  30,883
  Current liabilities....................................  (322,337)  (100,769)
-------------------------------------------------------------------------------
Net deferred tax liabilities............................. $(102,019) $ (69,886)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  At January 31, 1998, the Company had net operating loss carryforwards of approximately $695,000 which begin to expire in 2011. Utilization of net operating loss carryforwards may be subject to certain limitations under
Section 382 of the Internal Revenue Code of 1986, as amended.

                         FINE.COM INTERNATIONAL CORP.

8. SHAREHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

  On January 31, 1997, the Company completed a private placement for the issuance and sale of 59,524 shares of Series A Convertible Preferred Stock of the Company for $250,000 less offering costs of $10,082. Upon the effectiveness of the Company's Registration Statement relating to the Company's initial public offering of the common stock, all outstanding shares of the Series A Convertible Preferred Stock automatically converted into shares of common stock, at a one-to-one conversion ratio. In addition, upon the effective date of the Registration Statement, the authority of the Company to issue preferred stock terminated and the number of authorized shares of preferred stock were converted into additional authorized shares of common stock.

INITIAL PUBLIC OFFERING

  On August 15, 1997, the Company completed its initial public offering and issued 1,100,000 shares of common stock to the public at an initial public offering price of $6.50 per share. On August 25, 1997, pursuant to the exercise of an over-allotment option granted to the underwriters in the Company's initial public offering, the Company issued an additional 165,000 shares of common stock at a price of $6.50 per share. Proceeds to the Company, net of offering expenses of $1,994,458, amounted to $6,228,042.

  Immediately prior to the date of the initial public offering of the Company's common stock, the Company had authorized capital stock consisting of 9,000,000 shares of common stock, of which 1,055,541 shares were issued and outstanding, and 1,000,000 shares of preferred stock, of which 59,524 shares were designated as Series A Convertible Preferred Stock, all of which were issued and outstanding. On the effective date of the Registration Statement relating to the initial public offering of the Company's common stock, the issued and outstanding shares of Series A Convertible Preferred Stock automatically converted into 59,524 shares of common stock. Additionally, on such date, all authorized shares of preferred stock automatically converted into additional authorized shares of common stock and, as a result, the Company's authorized capital stock, on such date, consisted solely of 10,000,000 shares of common stock.

  In connection with the initial public offering, the Company agreed to sell warrants to the underwriters for $110. The underwriters' warrants entitle them to purchase 110,000 shares at $8.775 per share. The warrants are limited to a term of five years beginning August 11, 1997, and are exercisable for a four year period commencing August 11, 1998.

STOCK OPTION PLAN

  In February 1996, the Board of Directors approved the 1996 Incentive Stock Option Plan (the "1996 Plan") that provides for the issuance of nonqualified and incentive stock options to officers, employees, and consultants. In April 1997, the Company adopted the 1997 Option Plan (the "1997 Plan") and reserved 200,000 shares of common stock for issuance thereunder. The 1997 Plan provides for the grant of both incentive stock options and nonqualified stock options. A committee of the Board of Directors determines the terms and conditions of options granted under the Plans, including the exercise price. The exercise price for incentive stock options shall not be less than the fair market value of common stock at the date of grant unless the incentive stock option is granted to a person who owns greater than 10% of the Company for which the exercise price shall not be less than 110% of the fair market value at the date of grant. The exercise price of nonqualified stock options shall not be less than 85% of the fair market value of the common stock at the date of grant. Pursuant to the terms of the Underwriting Agreement with the Company's underwriters in the initial public offering, the Company has agreed to grant options under the 1997 Plan at not less than the IPO price per share of $6.50 for a period of 18 months following the effective date of the Registration Statement.

                         FINE.COM INTERNATIONAL CORP.

  Options expire between 5 and 10 years from the date of grant. Subject to the maintenance of a continuous relationship from the date of grant, options vest according to a schedule which provides that 5% of the total number of shares granted will vest after one year, 15% will vest after two years, 30% after three years, 50% is vested after four years, and the option grant is fully vested after five years from the date of grant. Options granted under the 1996 Plan and which are subsequently canceled, do not revert back to the option pool. Options which are granted under the 1997 Plan and are subsequently canceled, revert back to the option pool.

  A summary of stock option activity follows:

                                                       OUTSTANDING OPTIONS
                                                     -------------------------
                                                                      WEIGHTED
                                             SHARES                    AVERAGE
                                      AVAILABLE FOR     NUMBER OF     EXERCISE
                                              GRANT        SHARES       PRICES
------------------------------------------------------------------------------
Balance at February 1, 1996..........            --            --           --
1996 Plan introduction...............       107,157            --           --
Granted in fiscal 1997...............      (107,157)      107,157     $   2.05
------------------------------------------------------------------------------
Balance at January 31, 1997
 (exercisable 4,028).................            --       107,157         2.05
1997 Plan introduction...............       200,000            --           --
Granted in fiscal 1998...............       (90,793)       90,793         6.50
Canceled in fiscal 1998..............        15,000       (31,642)        4.16
------------------------------------------------------------------------------
Outstanding at January 31, 1998
 (exercisable 4,525).................       124,207       166,308         4.08
------------------------------------------------------------------------------
------------------------------------------------------------------------------

  The following table summarizes information concerning currently outstanding and exercisable options at January 31, 1998:

                                                                 WEIGHTED
                              WEIGHTED WEIGHTED                   AVERAGE
                               AVERAGE  AVERAGE                  EXERCISE
EXERCISE       NUMBER        REMAINING EXERCISE      NUMBER    PRICES FOR
  PRICES  OUTSTANDING CONTRACTUAL LIFE   PRICES EXERCISABLE SHARES VESTED
-------------------------------------------------------------------------
   $2.05       90,515        8.5 years    $2.05       4,525         $2.05
    6.50       75,793        9.7 years     6.50          --          6.50
-------------------------------------------------------------------------
              166,308        9.1 years     4.08       4,525          2.05
-------------------------------------------------------------------------
-------------------------------------------------------------------------

COMMON STOCK RESERVED

  Common stock reserved for future issuance was as follows:

                                                                JANUARY 31, 1998
                                                                ----------------
     Stock options............................................           290,515
     Common stock warrants....................................           110,000
--------------------------------------------------------------------------------
                                                                         400,515
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PRO FORMA INFORMATION FOR STOCK-BASED COMPENSATION

  Pro forma information regarding net income per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                                   1998    1997
-------------------------------------------------------------------------------
Expected dividend yield....................................           0%     0%
Expected stock price volatility............................ 0.437-0.676    N/A
Risk-free interest rate....................................    5.7%-6.5%   6.5%
Expected life of options in years..........................         5.0    7.0

                         FINE.COM INTERNATIONAL CORP.

  For purposes of pro forma disclosures, the estimated weighted average value of the options granted of $2.32 and $0.75 per share during 1998 and 1997, respectively, is amortized to expense over the options' vesting period. During the phase in period of Statement No. 123, which has been applied only for options granted beginning in 1997, the effects of applying the Statement for providing pro forma disclosure are not indicative of future amounts until the new rules are applied to all outstanding nonvested awards. The Company's pro forma information is as follows (in thousands except per share amounts):

                                                                 JANUARY 31,
                                                               ----------------
                                                                  1998     1997
-------------------------------------------------------------------------------
Net income-as reported........................................ $80,682 $124,274
Net income-pro forma..........................................  51,682  112,274
Diluted earnings per share-as reported........................ $  0.05 $   0.11
Diluted earnings per share-pro forma..........................    0.03     0.10

9. TRANSACTIONS WITH OFFICERS AND DIRECTORS

  At January 31, 1998 and 1997, the Company had a note receivable from an officer which was non-interest bearing. Additionally, the Company had a note payable to a director bearing interest at 9%; this note was repaid in March 1997.

10. EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share:

                                                FISCAL YEAR ENDED JANUARY 31,
                                               --------------------------------
                                                     1998       1997       1996
-------------------------------------------------------------------------------
Numerators:
  Net income.................................  $   80,682 $  124,274 $   30,082
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Denominators:
Denominator for basic earnings per share--
 Weighted average common stock...............   1,669,303  1,055,541  1,055,541

Effect of dilutive securities:
 Weighted average convertible preferred
 stock.......................................      31,234        163         --
 Employee stock options......................      63,438     17,084         --
-------------------------------------------------------------------------------
Denominator for diluted earnings per share--
 Adjusted weighted average shares and assumed
 conversions.................................   1,763,975  1,072,788  1,055,541
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Basic earnings per share.....................  $     0.05 $     0.12 $     0.03
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Diluted earnings per share...................  $     0.05 $     0.12 $     0.03
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         FINE.COM INTERNATIONAL CORP.

11. SUBSEQUENT EVENT

ACQUISITION OF PACIFIC ANALYSIS AND COMPUTING CORPORATION

  On February 13, 1998, the Company entered into an agreement for the merger of Pacific Analysis and Computing Corporation with and into the Company. The Company issued 35,870 shares of its common stock valued at $143,480 in exchange for all outstanding Pacific Analysis shares. The transaction was a tax-free reorganization and will be accounted for under the purchase method of accounting. The purchase price is expected to be allocated to assets acquired and liabilities assumed based on their fair value at the date of acquisition as follows:

Property and equipment................................................ $ 85,630
Net current assets....................................................   27,850
Other.................................................................   30,000
-------------------------------------------------------------------------------
                                                                       $143,480
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


12. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                               EARNINGS (LOSS)
                                                                  PER SHARE(1)
                                                   NET INCOME -----------------
                        GROSS REVENUE GROSS PROFIT     (LOSS)   BASIC   DILUTED
-------------------------------------------------------------------------------
Fiscal 1998:
  1st Quarter..........  $  811,433    $  257,491   $ 43,424  $  0.04  $  0.04
  2nd Quarter..........     752,966       205,913     27,868     0.03     0.02
  3rd Quarter..........   1,001,146       401,344     79,637     0.04     0.03
  4th Quarter..........     882,539       291,130    (70,247)   (0.03)   (0.03)
-------------------------------------------------------------------------------
                         $3,448,084    $1,155,878   $ 80,682
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Fiscal 1997:
  1st Quarter..........  $  225,737    $   96,808   $  3,891  $  0.00  $  0.00
  2nd Quarter..........     266,391       123,414      2,652     0.00     0.00
  3rd Quarter..........     318,006       125,831      1,228     0.00     0.00
  4th Quarter..........     675,735       365,574    116,503     0.11     0.11
-------------------------------------------------------------------------------
                         $1,485,869    $  711,627   $124,274
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

(1) The sum of earnings (loss) per share on a quarterly basis will not necessarily equal the earnings per share reported for the year since the average shares and share equivalents used in the earnings per share computation changes throughout the year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  The information called for by Items 9 through 12 of Part III is included in the Registrant's Proxy Statement and is incorporated herein by reference. The information appears in the Proxy Statement under the captions "Election of Directors," "Security Ownership of Directors, Executive Officers and Certain Beneficial Owners," "Executive Compensation" and "Certain Transactions."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

   EXHIBIT NUMBER                         DESCRIPTION
   --------------                         -----------
       3.1*       Articles of Incorporation, as amended
       3.1A**     Amendment to Articles of Incorporation filed April 2, 1998
       3.2*       Bylaws
       4.1*       Specimen Common Stock Certificate
       4.2*       Form of Representative's Warrant (included as Exhibit A to
                  Representative's Warrant Agreement filed as Exhibit 10.9)
      10.1*       Incentive Stock Option Plan
      10.2*       1997 Stock Option Plan
      10.3*       Employment Agreement dated May 9, 1997 with Daniel M. Fine
      10.4*       Employment Agreement dated May 9, 1997 with James P.
                  Chamberlin
      10.5A*      Loan Agreement dated March 31, 1997 with U.S. Bank of
                  Washington
      10.5B*      Promissory Note in principal amount of $750,000 dated March
                  31, 1997
      10.5C*      Commercial Security Agreement dated March 31, 1997 for
                  $750,000 revolving line of credit
      10.5D*      Commercial Guaranty of Daniel M. Fine dated March 22, 1997 with U.S. Bank of Washington
      10.6A*      Office Lease Agreement dated February 28, 1996 with Grand
                  Pacific Limited Partnership (former corporate headquarters)
      10.6B*      Personal Guaranty of Daniel M. Fine dated February 29, 1997
      10.6C*      First Amendment to Office Lease Agreement dated March 1997
      10.6D       Sublease Agreement dated September 15, 1997 with Data Base
                  Designs, Inc.
      10.7A       Lease Agreement dated November 19, 1997 with Third Avenue
                  Associates (current corporate headquarters)
      10.7B       Amendment No. 1 to Lease Agreement, dated December 29, 1997
      10.7C       Personal Guaranty of Daniel M. Fine for Office Lease, dated
                  November 20, 1997
      10.8A       Lease Agreement dated August 31, 1995 between Pacific
                  Analysis and Computer Corporation and Amber Jack Ltd.
      10.8B       Sublease Agreement dated July 31, 1997 with Haralson & Co.,
                  P.C.
      10.9*       Form of Representative's Warrant Agreement

   EXHIBIT NUMBER                        DESCRIPTION
   --------------                        -----------
        11.1      Statement Regarding Computation of Net Income per Share
                  (included in Note 10 to "Notes to Financial Statements.")
        21.1      List of Subsidiaries of fine.com International Corp.


        27.1      Financial Data Schedule

--------
 * Incorporated herein by reference from Item 27 of Registrant's Form SB-2 (No. 333-26855).
** Incorporated herein by reference from Exhibit to Form 8-K filed April 13,
   1998.

  (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended January 31, 1998.

                                  SIGNATURES

  IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON APRIL 30, 1998.

                                          fine.com International Corp.

                                                     /s/ Daniel M. Fine
                                          By: _________________________________
                                             Daniel M. Fine, Chief Executive
                                                         Officer

  IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON APRIL 30, 1998.

 /s/ Daniel M. Fine                        /s/ James P. Chamberlin
-------------------------------------     -------------------------------------
Daniel M. Fine                            James P. Chamberlin
Chairman, Chief Executive Officer         Chief Financial Officer, Chief
 and Director                              Operating Officer and Director
(principal executive officer)             (principal financial and accounting
                                           officer)


 /s/ Herbert L. Fine                       /s/ Frank Hadam
-------------------------------------     -------------------------------------
Herbert L. Fine                           Frank Hadam
Director                                  Director


 /s/ Norman W. Lauchner                    /s/ Anthony C. Naughtin
-------------------------------------     -------------------------------------
Norman W. Lauchner                        Anthony C. Naughtin
Director                                  Director

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                               DESCRIPTION
-----------------------------------------------------------------------------
  3.1*   Articles of Incorporation, as amended
  3.1A** Amendment to Articles of Incorporation filed April 2, 1998
  3.2*   Bylaws
  4.1*   Specimen Common Stock Certificate
  4.2*   Form of Representative's Warrant (included as Exhibit A to
         Representative's Warrant Agreement filed as Exhibit 10.9)
 10.1*   Incentive Stock Option Plan
 10.2*   1997 Stock Option Plan
 10.3*   Employment Agreement dated May 9, 1997 with Daniel M. Fine
 10.4*   Employment Agreement dated May 9, 1997 with James P. Chamberlin
 10.5A*  Loan Agreement dated March 31, 1997 with U.S. Bank of Washington
 10.5B*  Promissory Note in principal amount of $750,000 dated March 31, 1997
 10.5C*  Commercial Security Agreement dated March 31, 1997 for $750,000 revolving line of credit
 10.5D*  Commercial Guaranty of Daniel M. Fine dated March 22, 1997 with U.S.
         Bank of Washington
 10.6A*  Office Lease Agreement dated February 28, 1996 with Grand Pacific
         Limited Partnership (former corporate headquarters)
 10.6B*  Personal Guaranty of Daniel M. Fine dated February 29, 1997
 10.6C*  First Amendment to Office Lease Agreement dated March 1997
 10.6D   Sublease Agreement dated September 15, 1997 with Data Base Designs,
         Inc.
 10.7A   Lease Agreement dated November 19, 1997 with Third Avenue Associates
         (current corporate headquarters)
 10.7B   Amendment No. 1 to Lease Agreement, dated December 29, 1997
 10.7C   Personal Guaranty of Daniel M. Fine for Office Lease, dated November
         20, 1997
 10.8A   Lease Agreement dated August 31, 1995 between Pacific Analysis and
         Computer Corporation and Amber Jack Ltd.
 10.8B   Sublease Agreement dated July 31, 1997 with Haralson & Co., PC
 10.9*   Form of Representative's Warrant Agreement
 11.1    Statement Regarding Computation of Net Income per Share (included in
         Note 10 to "Notes to Financial Statements.")
 21.1    List of Subsidiaries of fine.com International Corp.
 27.1    Financial Data Schedule

--------
 * Incorporated herein by reference from Item 27 of Registrant's Form SB-2 (No. 333-26855).
** Incorporated herein by reference from Exhibit to Form 8-K filed April 13,
   1998.