Form 10QSB
period 1998-04-30
FINE COM CORP
filed 1998-06-15
CIK 1034073

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                         -----------------------------

                                  FORM 10-QSB


    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

                                   -- or --

    [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _____________

                         -----------------------------

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
                     Address of Principal Executive Offices

                                 (206) 292-2888
                            Issuer Telephone Number

                         -----------------------------



Check whether the registrant (1) filed all reports required       Yes [X] No [_]
to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Transitional Small Business Disclosure Format (check one):       Yes [_]  No [X]

The number of shares of the registrant's common stock, no par value per share, outstanding as of June 15, 1998 was 2,415,935.

                         FINE.COM INTERNATIONAL CORP.

                                  FORM 10-QSB
                      FOR THE QUARTER ENDED APRIL 30, 1998


                                     INDEX

PART I  FINANCIAL INFORMATION                                           PAGE

     Item 1.   Financial Statements (Unaudited)                           2

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        6

PART II.  OTHER INFORMATION

     Item 2.   Changes in Securities and Use of Proceeds                 10

     Item 6.   Exhibits and Reports on Form 8-K                          10

SIGNATURE PAGE                                                           12

EXHIBIT                                                                  13

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          fine.com International Corp.

                                 BALANCE SHEETS

                                                                          April 30,          January 31,
                                                                            1998                 1998
                                                                         -----------         -----------
                                                                         (unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                 $  244,330          $1,419,591
Marketable securities                                                      1,593,032           1,593,032
Accounts receivable, less allowances                                       1,028,504             942,243
Work-in-progress                                                             285,433             179,505
Income taxes refundable                                                          784                 784
Prepaid expenses and other                                                   301,365             147,668
Notes receivable from officer                                                 24,101              26,686
                                                                          ----------          ----------
  TOTAL CURRENT ASSETS                                                     3,477,549           4,309,509

Marketable securities                                                      2,325,236           2,325,236
Other long-term assets                                                       109,734              60,724
Deferred income tax asset                                                    353,855             220,318
Equipment & furniture, net                                                   947,813             435,721
                                                                          ----------          ----------
  TOTAL ASSETS                                                            $7,214,187          $7,351,508
                                                                          ==========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                          $  198,865          $  172,668
Accrued expenses                                                              47,679              48,357
Advance payments                                                                  --              70,500
Note payable to shareholder                                                   49,000                  --
Deferred income tax liabilities                                              314,121             322,337
Capitalized lease obligations                                                  2,397               3,864
                                                                          ----------          ----------
  TOTAL CURRENT LIABILITIES                                                  612,062             617,726

SHAREHOLDERS' EQUITY:
Common Stock, no par value:
  10,000,000 shares authorized, 2,415,935 shares issued and
  outstanding at April 30, 1998; and 9,000,000 shares authorized,
  2,380,065 shares issued and outstanding at January 31, 1998              6,686,440           6,542,960
Retained earnings (deficit)                                                  (12,593)            220,318
Unrealized loss on marketable securities                                     (71,722)            (29,496)
                                                                          ----------          ----------
  Total shareholders' equity                                               6,602,125           6,733,782
                                                                          ----------          ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $7,214,187          $7,351,508
                                                                          ==========          ==========


                            See accompanying notes.

                          fine.com International Corp.

                              STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                     Three Months Ended April 30,
                                                                                     ----------------------------
                                                                                        1998               1997
                                                                                     ----------        ----------
Gross revenue                                                                        $  987,830        $  811,433
Direct salaries and costs                                                               759,358           553,942
                                                                                     ----------        ----------
Gross profit                                                                            228,472           257,491
Selling, general and administrative expenses                                            684,308           184,159
                                                                                     ----------        ----------
Operating income (loss)                                                                (455,836)           73,332
Interest income                                                                         103,650                --
Interest expense                                                                           (725)           (7,538)
                                                                                     ----------        ----------
Income (loss) before income taxes                                                      (352,911)           65,794
Provision (benefit) for income taxes                                                   (120,000)           22,370
                                                                                     ----------        ----------
Net income (loss)                                                                    $ (232,911)       $   43,424
                                                                                     ==========        ==========
Basic and diluted net income (loss) per share                                            $(0.10)            $0.04
                                                                                     ==========        ==========
Shares used in computation of net income (loss) per share:
  Basic                                                                               2,411,099         1,055,541
  Diluted                                                                             2,411,099         1,162,896

                            See accompanying notes.

                          fine.com International Corp.

                            STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                                                         Three Months Ended April 30,
                                                                                         ----------------------------
                                                                                            1998               1997
                                                                                         -----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                      $  (232,911)       $  43,424
  Depreciation and amortization                                                               59,974           14,785
  Deferred income tax (benefit)                                                             (120,000)          22,370
  Net changes in:
     Accounts receivable                                                                     (86,261)        (197,206)
     Work-in-process                                                                        (105,928)         (87,652)
     Prepaid expenses and other                                                             (140,826)          (9,655)
     Deferred offering costs                                                                      --         (132,673)
     Accounts payable                                                                         26,197          113,044
     Accrued expenses                                                                           (678)           9,952
     Deferred revenue                                                                        (70,500)         (36,722)
                                                                                         -----------        ---------
  Total cash used in operating activities                                                   (670,933)        (260,333)

CASH FLOWS FROM INVESTING ACTIVITIES
  Other Assets                                                                               (19,010)              --
  Purchase of equipment and furniture                                                       (486,436)         (87,257)
                                                                                         -----------        ---------
  Total cash used in investing activities                                                   (505,446)         (87,257)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in note payable to bank                                                                --          205,000
  Payments on capital lease obligations                                                       (1,467)          (1,331)
  Net change in note receivable from officer                                                   2,585          (18,838)
  Decrease in note payable to director                                                            --          (15,000)
                                                                                         -----------        ---------
  Total cash provided by financing activities                                                  1,118          169,831
                                                                                         -----------        ---------
  Net decrease in cash and cash equivalents                                               (1,175,261)        (177,759)

  Cash and cash equivalents at beginning of period                                         1,419,591          198,317
                                                                                         -----------        ---------
  Cash and cash equivalents at end of period                                             $   244,330        $  20,558
                                                                                         ===========        =========
SUPPLEMENTAL CASH FLOW INFORMATION
Acquisition of Pacific Analysis and Computing Corporation in exchange for 35,870 shares of common stock:
  Common stock                                                                               143,480               --
  Net current assets                                                                          27,850               --
  Non-current assets                                                                         115,630               --

                            See accompanying notes.

                          fine.com International Corp.

                         NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by fine.com International Corp. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Results of operations for the three month period ended April 30, 1998 are not necessarily indicative of future financial results. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended January 31, 1998, included with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission (the "Commission").

     New Accounting Pronouncements. In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which requires disclosure of an additional basis of measuring income. Comprehensive income for the three months ended April 30, 1998 was a loss of $275,137 verses income of $43,424 for the same period in 1997.

2.  NOTE PAYABLE TO BANK

     The Company has a Revolving Line of Credit with a commercial bank for $750,000 which expires on June 30, 1998, and is secured by all accounts receivable and the personal guarantee of the Company's Chairman and Chief Executive Officer. The Company is negotiating for renewal of the Revolving Line of Credit through fiscal 1999. Amounts outstanding under the Revolving Line of Credit bear interest at the bank's prime interest rate plus 0.25% (effective rate of 8.75% at April 30, 1998). At April 30, 1998, no amounts were outstanding under the Revolving Line of Credit.

     The Revolving Line of Credit requires that the Company maintain working capital amounts (as calculated therein), tangible net worth and the maximum capital expenditures (as defined therein). The Revolving Line of Credit limits the Company's ability to incur additional debt, to repurchase the Company's capital stock or amend its capital structure, to pay cash dividends or to undergo a merger, consolidation or liquidation. In addition, a change in ownership of twenty-five percent of the common stock constitutes an event of default. The Company met all Revolving Line of Credit covenants at April 30, 1998.

3.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                   Fiscal Quarter Ended April 30,
                                                                   ------------------------------
                                                                      1998                1997
                                                                   ----------          ----------
Numerator:
  Net income (loss).........................................       $ (232,911)         $   43,424
                                                                   ==========          ==========
Denominators:
Denominator for basic earnings per share
  Weighted average common stock.............................        2,411,099           1,055,541

Effect of dilutive securities:
  Weighted average convertible preferred stock..............               --              59,524
  Employee stock options....................................               --              47,831
                                                                   ----------          ----------
Denominator for diluted earnings per  share
  Adjusted weighted average shares and assumed conversions..        2,411,099           1,162,896
                                                                   ==========          ==========

Basic earnings per share....................................       $    (0.10)         $     0.04
                                                                   ==========          ==========

Diluted earnings per share..................................       $    (0.10)         $     0.04
                                                                   ==========          ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-QSB contains forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. Words used in this Report such as "believe", "anticipate", "expect", "may", "will" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. The Company does not undertake any obligation to update or revise these forward-looking statements to reflect any future events or circumstances. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report, including those under the section entitled "Other Factors that may Affect Operating Results," which consist primarily of a brief discussion of certain risks and which are in their entirety forward-looking statements, and those included in the Company's other reports previously filed with the Commission, including the disclosures in the "Risk Factors" section appearing in the Form 10-KSB for the fiscal year ended January 31, 1998 and the Company's registration statement on Form SB-2.

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with (i) the financial statements and accompanying notes appearing in this Report, and (ii) the Company's financial statements and accompanying notes appearing in the Company's Form 10-KSB for the fiscal year ended January 31, 1998, as filed with the Commission.

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

     The Company generates substantially all of its revenues from fees associated with the planning and development of commercial Web sites for clients. These fees are generally earned pursuant to long-term fixed fee contracts (with terms typically ranging from two to five months). Revenues generated from long-term contracts are recognized under the percentage-of-completion method. Percentage-of-completion is generally measured on the attainment of specific contract milestones (based on the ratio of costs incurred to total estimated project costs). Estimated earnings from long-term contracts are reviewed periodically as work progresses. All other revenue is recorded on the basis of performance of services. The Company assumes greater financial risk on fixed fee contracts than on either time-and-material or cost-reimbursable contracts. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed fee contract may reduce the Company's profit or cause a loss individually on a particular project and in the aggregate.

     The Company continues to generate recurring revenues from Web site maintenance and Web site hosting fees. The amount of revenue generated to date from the Company's provision of such services has not been significant. Even if revenues from such sources increase, fees for maintenance and hosting services may not become a significant percentage of the Company's revenues, if and to the extent that revenues increase from the planning and development of Web sites.
No assurance can be given that revenues from maintenance and hosting fees, or from other new methods of generating recurring revenues, will be sufficient to offset the costs incurred by the Company in performing such services.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED APRIL 30, 1998 AND 1997

     Gross Revenue. Gross revenue for the three months ended April 30, 1998 and 1997 was $987,830 and $811,433, respectively. During each of these three-month periods, substantially all of the Company's revenue was generated by its Web site planning and development services. The 22% increase in the first quarter of fiscal 1999 gross revenue over gross revenue for the same period in fiscal 1998 is attributable primarily to an increase in the average amount billed per client for such services from approximately $45,000 per client in the first three months of fiscal 1998 to approximately $49,000 for the same period in fiscal 1999, as well as to the number of clients contracting with the Company for such services increasing from approximately 17 clients in the first three months of fiscal 1998 to approximately 19 clients for the same period in fiscal 1999. The Company believes that the increase in the number of clients was attributable to increased levels of marketing, advertising and new business development activities.

     Direct Salaries and Costs. Direct salaries and costs include all internal labor costs and other direct costs related to project performance, such as project specific independent contractor fees, supplies and specific project-related expenditures. The Company's direct salaries and costs for the three months ended April 30, 1998 were $759,358 and consisted primarily of $658,033 paid as direct salaries, taxes and benefits and secondarily of $101,325 as other direct costs of goods sold related to specific projects. The Company hired 16 additional employees during the first quarter of fiscal 1999 to meet anticipated demand and had 42 full-time production employees and 17 sales and administrative personnel at April 30, 1998. This includes the Company's efforts to hire personnel for its offices located in the Mid-Atlantic and Southern California regions. The Company expects that it will hire additional staff if and as needed to meet demand from current clients and prospective clients whose projects are anticipated to commence within ninety days after hiring. The Company also engages independent contractors and subcontractors to service unanticipated projects. The Company's direct salaries and costs for the three months ended April 30, 1997 were $553,942 and consisted, primarily, of $285,745 paid as direct salaries, taxes and benefits and secondarily, of $268,197 as other direct costs of goods sold related to specific projects. The Company had 20 full-time production employees and 4 administrative personnel at April 30, 1997.

     As a percentage of gross revenue, total direct salaries and costs increased 9% for the first quarter of fiscal 1999 over the same period in fiscal 1998. Such increase was due primarily to increases in the number of employees and secondarily to the increase in costs associated with serving clients outside of the Seattle, Washington area.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $684,308 and $184,159 for the three months ended April 30, 1998 and 1997, respectively. In each period, these expenses consisted primarily of sales and administrative salaries, professional fees, occupancy costs, telephone and related Internet connectivity fees, computer network costs, office expenses and supplies, marketing, advertising and new business development costs. The increase in expenses from fiscal 1998 to 1999 was primarily due to the addition of sales and administrative personnel and secondarily to the depreciation and amortization associated with the addition of equipment and leasehold improvements, the insurance and professional fees incurred as part of being a public company, telephone costs, administrative services and rent costs.

     Marketing, advertising and new business development costs increased as a percentage of gross revenue in the first three months of fiscal 1999 from the first three months of fiscal 1998. Marketing, advertising and new business development costs were $117,858 (representing 12% of gross revenue) in the first three months of fiscal 1999, as compared to $37,437 (representing 5% of gross revenue) in the first three months of fiscal 1998. This increase is primarily the result of two efforts undertaken by the Company: first, the continuation of the feasibility study with Mitsui & Co., Ltd. ("Mitsui") in Japan to determine the possibility of providing services to the Japanese market, and second, the initiation of sales and marketing activities related to the new offices opened by the Company in the last two quarters; in Santa Monica, California, in Bethesda, Maryland, and outside of London, England. The Company anticipates that, as a result of these efforts, revenue should be generated from both of these areas within the next 90 days, although no assurances can be given that the Company's efforts will be successful in the time periods indicated, or at all. In addition, in the first quarter of fiscal 1999, the Company successfully completed three asset acquisitions, including the acquisition of Pacific Analysis and Computing Corporation ("Pacific Analysis"). The Company may, in the future, acquire other businesses or technologies that are complimentary to those of the Company, the results of which could include significant charges for amortization of acquired assets and other acquisition-related expenses.

     Overall, selling, general and administrative expenses as a percentage of gross revenue were 69% for the three months ended April 30, 1998 as compared to 23% for the three months ended April 30, 1997. This overall increase in selling, general and administrative expenses as a percentage of gross revenue was a primarily the result of the costs associated with operating three additional offices, an increased level of sales and marketing expenditures which did not yield a corresponding increase in revenues during the same reporting period and the Company's compliance and reporting obligations associated with being a publicly held company.

     Net Income. The Company recognized a net loss of $232,911 (representing 24% of gross revenue) for the first three months of fiscal 1999 as compared to net income of $43,424 (representing 5% of gross revenue) for the same period in fiscal 1998. The decrease in profitability (as a percentage of gross revenue) is due to the factors discussed above.

CAPITAL RESOURCES AND LIQUIDITY

     Historically, the Company has funded its capital requirements through earnings, borrowings from affiliates and commercial lenders and equity financing and private placements of its capital stock. The Company had cash and cash equivalents and marketable securities in the aggregate amount of $4,162,598 and $5,337,859 at April 30, 1998 and January 31, 1998, respectively.

     The Company's working capital decreased $826,296, from $3,691,783 at January 31, 1998 to $2,865,487 at April 30, 1998. Operating activities for the three months ended April 30, 1998 required net cash in the amount of $670,933, primarily due to increases in the number of employees, as well as increases in accounts receivable, work-in-process, and prepaid expenses. Accounts receivable increased $86,261, from $942,243 at January 31, 1998 to $1,028,504 at April 30,
1998, primarily due to the increase in gross revenue during the three months ended April 30, 1998. Work-in-process increased $105,928 from $179,505 at January 31, 1998. Prepaid expenses increased $140,826 due to deposits made for equipment, furniture and fixtures, and leasehold improvements.

     The purchase of equipment and furniture required cash in the amount of $486,436 during the three months ended April 30, 1998. These expenditures were made primarily for computer hardware and software, furniture, fixtures and leasehold improvements necessary to accommodate an increase in Company personnel. Net cash provided from financing activities was $1,118.

     The Company has a Revolving Line of Credit with a commercial bank for $750,000 which expires on June 30, 1998, and is secured by all accounts receivable and the personal guarantee of the Company's Chairman and Chief Executive Officer. The Company is negotiating for renewal of the Revolving Line of Credit through fiscal 1999. Amounts outstanding under the Revolving Line of Credit bear interest at the bank's prime interest rate plus 0.25% (effective rate of 8.75% at April 30, 1998). At April 30, 1998, no amounts were outstanding under the Revolving Line of Credit. The Revolving Line of Credit requires that the Company maintain working capital amounts (as calculated therein), tangible net worth and the maximum capital expenditures (as defined therein). The Revolving Line of Credit limits the Company's ability to incur additional debt, to repurchase the Company's capital stock or amend its capital structure, to pay cash dividends or to undergo a merger, consolidation or liquidation. In addition, a change in ownership of twenty-five percent of the common stock constitutes an event of default. The Company met all Revolving Line of Credit covenants at April 30, 1998.

     The Company believes that existing cash and cash equivalent balances, cash generated from operations and the funds available to it under credit facilities, together with the remaining proceeds from the initial public offering, will be sufficient to fund its operations through the next fiscal year.

OTHER FACTORS THAT MAY AFFECT OPERATING RESULTS

     The Company's operating results may fluctuate due to a number of factors, including, but not limited to, its ability to generate revenues from its recently opened offices in Bethesda, Maryland, Santa Monica, California and just outside of London, England, the success of the continued feasibility study with Mitsui, the ability of the Company to develop and expand relationships with new and existing clients, the increased level of competition in the market, the ability to retain and hire experienced and qualified personnel and general economic conditions in the industry. All of the above factors are difficult for the Company to forecast, and any one of which may materially adversely affect the Company's business and operating results for one quarter or a series of quarters.

                         PART II -- OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company's Registration Statement on Form SB-2, as amended (file number 333-26855), relating to the Company's initial public offering of the Company's common stock, was declared effective by the Commission on August 11, 1997. From the effective date of the Registration Statement through the end of the Company's fiscal quarter ended April 30, 1998, the Company has applied its net proceeds as follows:

     Net proceeds from IPO..................................... $6,228,042
     Accounts receivable, work-in-process and other
     working capital requirement...............................   (855,533)
     Capital expenditures for fixed assets.....................   (795,385)
     Repayment of indebtedness.................................   (467,615)

     Unapplied proceeds held in money market funds and
      marketable securities at April 30, 1998.................. $4,109,509
                                                                ==========

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

     In February 1998, the Company successfully closed its acquisition of Pacific Analysis, as a result of which the Company issued 35,870 shares of Common Stock valued at $143,480, in exchange for all outstanding Pacific Analysis shares. These shares of Company Common Stock were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended, and are unregistered shares.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               27.1  Financial data schedule

          (b)  REPORTS ON FORM 8-K

     A report on Form 8-K was filed on April 14, 1998, reporting Item 5 information relating to the change of name of the Company from "fine.com Corporation" to "fine.com International Corp."

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated June 15, 1998.

                                        fine.com International Corp.
                                                (Registrant)


                                        By          /s/ Daniel M. Fine
                                           _____________________________________
                                                      Daniel M. Fine
                                           President and Chief Executive Officer
                                               (principal executive officer)



                                        By        /s/ James P. Chamberlin
                                           _____________________________________
                                                    James P. Chamberlin
                                           Secretary and Chief Financial Officer
                                                  (principal financial and
                                                principal accounting officer)

                                 EXHIBIT INDEX

Exhibit Number           Description
--------------           -----------
     27.1          Financial Data Schedule