Form 10QSB
period 1998-07-31
FINE COM CORP
filed 1998-09-14
CIK 1034073

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998
                                   -- or --
     [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                             ---------------------

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
                    Address of Principal Executive Offices

                                 206-292-2888
                            Issuer Telephone Number

                             --------------------


Check whether the registrant (1) filed all reports
required to be filed by Section 13 or 15(d) of the         Yes [X]  No [_]
Securities Exchange Act of 1934 during the past
12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.


Transitional Small Business Disclosure Format (check one): Yes [_]  No [X]

The number of shares of the registrant's common stock, no par value per share, outstanding as of September 14, 1998 was 2,669,590.

                         fine.com INTERNATIONAL Corp.

                                  FORM 10-QSB
                      FOR THE QUARTER ENDED JULY 31, 1998


                                     INDEX

PART I -- FINANCIAL INFORMATION                                             PAGE
     Item 1.   Consolidated Financial Statements (Unaudited)                2

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          8


PART II -- OTHER INFORMATION

     Item 2.   Changes in Securities and Use of Proceeds                   12

     Item 4.   Submission of Matters to a Vote of Security Holders         12

     Item 6.   Exhibits and Reports on Form 8-K                            12


SIGNATURE PAGE                                                             13

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         fine.com INTERNATIONAL Corp.

                          CONSOLIDATED BALANCE SHEETS

                                                                             July 31,                January 31,
                                                                              1998                      1998
                                                                          -----------             ----------------
ASSETS                                                                    (unaudited)               (restated)
CURRENT ASSETS:
Cash and cash equivalents                                                  $   610,977              $1,571,861
Marketable securities                                                          365,195               1,593,032
Accounts receivable, less allowances                                         1,510,834               1,097,354
Work-in-progress                                                               300,725                 191,841
Prepaid expenses and other                                                     310,880                 157,780
Notes receivable from officer                                                   25,772                  26,686
                                                                           -----------              ----------
  TOTAL CURRENT ASSETS                                                       3,124,383               4,638,554
Marketable securities                                                        1,825,236               2,325,236
Other long-term assets                                                         151,598                 103,561
Deferred income tax asset                                                            0                 220,318
Equipment & furniture, net                                                   1,458,041                 698,453
                                                                           -----------              ----------
  TOTAL ASSETS                                                             $ 6,559,258              $7,986,122
                                                                           ===========              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                           $   703,785              $  395,267
Accrued expenses                                                               103,742                  48,581
Advance payments                                                                    --                  70,500
Deferred revenue                                                               561,443                 422,101
Note payable to shareholder                                                     57,618                      --
Deferred income tax liabilities                                                      0                 322,337
Capitalized lease obligations                                                   97,983                  71,166
                                                                           -----------              ----------
  TOTAL CURRENT LIABILITIES                                                  1,524,571               1,329,952

Long-Term Capital Leases                                                        96,321                  70,436
SHAREHOLDERS' EQUITY:
Common Stock, no par value:
  10,000,000 shares authorized, 2,669,590 shares issued and
   outstanding at July 31, 1998; and 9,000,000 shares authorized,
   2,633,720 shares issued and outstanding at January 31, 1998               6,881,409               6,737,929
Retained deficit                                                            (1,860,734)               (122,699)
Unrealized loss on marketable securities                                       (82,309)                (29,496)
                                                                           -----------              ----------
  Total shareholders' equity                                                 4,938,366               6,585,734
                                                                           -----------              ----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 6,559,258              $7,986,122
                                                                           ===========              ==========

                            See accompanying notes.

                         fine.com INTERNATIONAL Corp.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                             Three Months Ended July 31,     Six Months Ended July 31,
                                            ----------------------------    ---------------------------
                                                1998            1997            1998           1997
                                            -----------     ------------    ------------    ----------
Gross revenue                                $ 1,396,616      $1,406,667     $ 2,728,409    $2,717,621
Direct salaries and costs                      1,044,920         947,661       1,997,399     1,816,664
                                             -----------      ----------     -----------    ----------
Gross profit                                     351,696         459,006         731,010       900,957
Selling, general and
 administrative expenses                       1,659,595         463,770       2,621,939       909,059
                                             -----------      ----------     -----------    ----------
Operating income (loss)                       (1,307,899)         (4,764)     (1,890,929)       (8,102)
Interest income                                   43,018               0         146,669             0
Interest expense                                  (9,648)        (17,792)        (18,696)      (31,720)
                                             -----------      ----------     -----------    ----------
Income (loss) before income taxes             (1,274,529)        (22,556)     (1,762,956)      (39,822)
Provision (benefit) for income taxes                   0          14,451        (120,000)       36,821
                                             -----------      ----------     -----------    ----------
Net income                                   $(1,274,529)     $  (37,007)    $(1,642,956)   $  (76,643)
                                             ===========      ==========     ===========    ==========

Basic and diluted net income
 (loss) per share                            $     (0.48)     $    (0.03)    $     (0.62)   $    (0.06)

Shares used in computation of
 net income (loss)
per share:
Basic                                          2,669,590       1,309,196       2,667,212     1,309,196
Diluted                                        2,669,590       1,309,196       2,667,212     1,309,196

                            See accompanying notes.

                         fine.com INTERNATIONAL Corp.

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                                  Six Months Ended July 31,
                                                           ------------------------------------
                                                              1998                     1997
                                                           -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                         $(1,642,956)             $ (76,643)
  Depreciation and amortization                                 141,928                 78,224
  Deferred income tax(benefit)                                 (120,000)                36,821
  Net changes in:
     Accounts receivable                                       (295,446)              (290,269)
     Work-in-process                                           (110,269)              (224,043)
     Prepaid expenses and other                                (155,545)               (47,383)
     Accounts payable                                           294,821                  4,715
     Accrued expenses                                            25,485                 13,146
     Deferred revenue                                           (30,327)               148,464
                                                            -----------              ---------
  Total cash used in operating activities                    (1,892,309)              (376,772)

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment purchases                                          (82,869)                    --
  Investment sales                                            1,727,837                     --
  Purchase of equipment and furniture                          (910,743)              (209,495)
                                                            -----------              ---------
  Total cash used in investing activities                       734,225               (209,495)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in note payable to bank                                   --                521,000
  Change in capital lease obligations                            60,124                (25,327)
  Net change in notes receivable from officer                       914                (24,449)
  Capital contribution by shareholder                                --                100,000
  Cash received from Common Stock                               143,480
  Increase in note payable to director                               --                (15,000)
                                                            -----------              ---------
  Total cash provided by financing activities                   204,518                471,368
                                                            -----------              ---------
  Net increase (decrease) in cash and cash
   equivalents                                                 (953,566)              (114,899)


  Cash and cash equivalents at beginning of period            1,571,861                159,205
  Adjustment for Meta4's net cash activity for the
   month ended July 31, 1998                                     (7,318)                   -0-
                                                            -----------              ---------
  Cash and cash equivalents at end of period                $   610,977              $  44,306
                                                            ===========              =========

SUPPLEMENTAL CASH FLOW INFORMATION
Acquisition of Pacific Analysis and Computing, in February 1998, in
exchange for 35,870 shares of common stock:
     Common stock                                               143,480
     Net current assets                                          27,850
     Non-current assets                                         115,630

                            See accompanying notes.

                         fine.com INTERNATIONAL Corp.

                         NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by fine.com International Corp. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto for the year ended January 31, 1998, included with the company's Form 10-KSB, as filed with the Securities and Exchange Commission (the "Commission").

     On July 31, 1998, Meta4 Digital Design, Inc. ("Meta4") was merged with and into the Company through the issuance of 253,655 shares of fine.com International Corp. common stock, which were exchanged for all of the outstanding shares of Meta4. The merger qualifies as a tax-free reorganization and was accounted for as a pooling-of-interests. Accordingly, the Company's financial statements have been restated to include the results of Meta4 for all periods presented.

     New Accounting Pronouncements. In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which requires disclosure of an additional basis of measuring income. Comprehensive income for the three months ended July 31, 1998 was $(1,274,529) versus $(37,007) for the same period in 1997.

2.  ACQUISITION OF META4

     Components of the consolidated results of operations of fine.com and Meta4 for periods prior to the acquisition are as follows:

                                                    fine.com      Meta4       Combined
Three months ended July 31, 1998 (unaudited)
  Sales                                               984,155     412,461     1,396,616
  Net loss                                         (1,228,350)    (46,179)   (1,274,529)

Six months ended July 31, 1998 (unaudited)
  Sales                                             1,925,470     802,939     2,728,409
  Net loss                                         (1,460,653)   (182,303)   (1,642,956)

Three months ended July 31, 1997 (unaudited)
  Sales                                               752,966     653,701     1,406,667
  Net income (loss)                                    27,868     (64,875)      (37,007)

Six months ended July 31, 1997 (unaudited)
  Sales                                             1,564,399   1,153,222     2,717,621
  Net income (loss)                                    71,292    (147,935)      (76,643)

    Meta4 reported results on a calendar end basis. Accordingly, the restated financial statements combine the December 31, 1997 balance sheet of Meta4 with the January 31, 1998 balance sheet of the Company. In addition, the restated financial statements combine the June 30, 1998 and 1997 statement of operations and statement of cash flows of Meta4 with the July 31, 1998 and 1997 statement of operations and statement of cash flows of the Company. Net sales and the net loss of Meta4 for the one-month period ended July 31, 1998 were $98,632 and ($95,079), respectively, with the net loss reflected as an adjustment to retained earnings as of July 31, 1998.

3.   NOTE PAYABLE TO BANK

     The Company has renewed its Revolving Line of Credit with its bank and increased the facility to $1,500,000. The new facility expires on June 30, 2000, and is secured by all accounts receivable of the Company and such other property and assets of the Company as the bank may require. Amounts outstanding under the Revolving Line of Credit bear interest at the bank's prime interest rate plus .25%. At July 31, 1998, no amounts were outstanding under the Revolving Line of Credit.

     The Revolving Line of Credit requires that the Company maintain minimum working capital amounts (as calculated therein), and a minimum tangible net worth (as defined therein). Among other things, the Revolving Line of Credit limits the Company's ability to incur additional debt, to repurchase the Company's capital stock or amend its capital structure, to pay cash dividends or to undergo a merger, consolidation or liquidation without the consent of the bank. In addition, among other things, a change in ownership of twenty-five percent or more of the common stock constitutes an event of default, as does any material adverse change in the Company's financial condition. The Company met all Revolving Line of Credit covenants at July 31, 1998.

4.   EARNINGS PER SHARE


The following table sets forth the computation of basic and diluted earnings per share:

                                                              Three Months Ended July 31,            Six Months Ended July 31,
                                                                1998             1997                 1998              1997
                                                             ----------       ----------          ------------       ----------
Numerator:
     Net income (loss)................................       $(1,274,529)      $  (37,007)         $(1,642,956)      $  (76,643)
                                                             ===========       ==========          ===========       ==========
Denominator for basic and diluted earnings per share -

  Weighted average common stock.......................         2,669,590        1,309,196            2,667,212        1,309,196
                                                             ===========       ==========          ===========       ==========

Basic and diluted earnings per share..................       $     (0.48)      $    (0.03)         $     (0.62)      $    (0.06)
                                                             ===========       ==========          ===========       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-QSB contains forward-looking statements which reflect the Company's current plans and views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties that could cause actual results to differ materially from historical results or those anticipated. Words used in this Report such as "anticipate," "expect," "may," "will" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. The Company does not undertake any obligation to update or revise these forward-looking statements to reflect any future events or circumstances. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report, as well as the disclosures in the "Risk Factors" section appearing in the Form 10-KSB for the fiscal year ended January 31, 1998 and the Company's registration statement on Form SB-2 (collectively, the "Risk Factors Disclosure"), both on file with the Commission.

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

OVERVIEW

     Company Business. The Company plans, develops, maintains and hosts Web sites for major national and international corporate clients and others. In addition, the Company provides consulting services to its clients as to the strategic uses of the Internet to further their corporate goals and objectives. Such services relate to e-commerce, Intranet and Extranet applications, and the intricacies of utilizing the Internet on an international basis.

     The Company generates the majority of its revenues from fees associated with the planning and development of commercial Web sites for clients. These fees are generally earned pursuant to long-term fixed fee contracts (with terms typically ranging from two to seven months). Revenues generated from long-term contracts are recognized under the percentage-of-completion method. Percentage-of-completion is generally measured on the attainment of specific contract milestones (based on the ratio of costs incurred to total estimated project costs). Estimated earnings from long-term contracts are reviewed periodically as work progresses. All other revenue is recorded on the basis of performance of services. The Company assumes greater financial risk on fixed fee contracts than on either time-and-material or cost-reimbursable contracts. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed fee contract may reduce the Company's profit or cause a loss individually on a particular project and in the aggregate.

     The Company's Web site development process utilizes marketing expertise and state of the art interactive database compilation and dissemination techniques and technologies. Through the planning, development, maintenance and hosting of interactive Web presentations, the Company enhances clients' marketing campaigns, fosters the collection of demographic data which is utilized by clients when allocating marketing resources and facilities both internal and external corporate communications for clients. The Company has developed and continues to refine a new service offering: the digitization of corporate assets, the related Media Asset Management system associated with such assets, and the Web-enabling of such a system.

     Company Expansion. Historically, through fiscal year 1998, the Company has conducted all of its operations from its headquarters in Seattle, Washington.
In fiscal 1999, however, the Company began a process of opening domestic regional and international service offices, for the purposes of both better serving existing Company clients as well as to expand the Company's business in new markets. As of July 31, 1998, the Company's newly opened offices included locations at: Bethesda, Maryland; Santa Monica, California; and London, England (collectively, the "New Offices"). The Company continues to operate most of its business and derive most of its revenues from its headquarters in Seattle, Washington (the "Core Operations"). The Company's sales and marketing presence in Tokyo, Japan through the Company's business arrangements with Mitsui & Co., Ltd. is regarded and accounted for by management as part of its Core Operations.

     In addition, on July 31, 1998, the Company acquired its wholly owned subsidiary, Meta4 Digital Design, Inc. ("Meta4"). Unlike the New Offices, which represent organic extension and expansion of the Company's business, the Meta4 acquisition (utilizing the pooling of interests accounting treatment) has materially impacted the Company's gross revenues in the immediate term.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JULY 31, 1998 AND 1997

     Gross Revenue. Consolidated gross revenue for the six months ended July 31, 1998 and 1997 was $2,728,409 and $2,717,621, respectively. During this period, revenue from Core Operations increased 15% from $1,564,399 for the 6 months ended July 31, 1997 to $1,796,030 for the 6 months ended July 31, 1998. The increase was due to the addition of new clients and a general increased level of sophistication of the projects undertaken. Revenue from Meta4 decreased 30% from $1,153,222 for the 6 months ended July 31, 1997 to $802,939 for the 6 months ended July 31, 1998. The decrease is due primarily to the reduction in revenue related to one on-going client who contracted with Meta4 for a sizable project during the first 6 months of the prior year. Revenue from New Offices increased $129,440 from $0 for the 6 months ended July 31, 1997 to $129,440 for the 6 months ended July 31, 1998.

     Direct Salaries and Costs. Direct salaries and costs include all internal labor costs and other direct costs related to project performance, such as project specific independent contractor fees, supplies and specific project-related expenditures. The Company's consolidated direct salaries and costs for the six months ended July 31, 1998 were $1,997,399 and consisted primarily of $1,606,926 paid as direct salaries, taxes and benefits and secondarily of $390,473 as other direct costs of goods sold related to specific projects. During this period, direct salaries and costs from Core Operations increased 14% from $1,100,995 for the 6 months ended July 31, 1997 to $1,257,308 for the 6 months ended July 31, 1998. There was an average of 32 production employees during this period. Direct salaries and costs from Meta4 decreased 32% from $715,669 for the 6 months ended July 31, 1997 to $485,966 for the 6 months ended July 31, 1998. There were an average of 8 production employees at Meta4 during this period. The decrease was due primarily to a reduction in independent contractor fees. Direct salaries and costs from New Offices increased $254,125 from $0 for the 6 months ended July 31, 1997 to $254,125 for the 6 months ended July 31, 1998 as these offices hired personnel to service the demand of current and prospective clients.

     The Company expects that it will hire additional staff if and as needed to meet demand from current clients and prospective clients whose projects are anticipated to commence within ninety days after hiring. The Company engages independent contractors and subcontractors to service unanticipated projects.

     The Company's consolidated direct salaries and costs for the six months ended July 31, 1997 were $1,816,664 and consisted, primarily, of $979,276 of direct salaries, taxes and benefits and secondarily, of $837,388 of other direct costs of goods sold related to specific projects. There was an average of 13 production employees during this period.

     Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses were $2,621,939 and $909,059 for the six months ended July 31, 1998 and 1997, respectively. In each period, these expenses consisted primarily of sales and administrative salaries, office rent and related occupancy costs, marketing and new business development costs, depreciation of fixed assets, professional fees, telephone and related Internet connectivity fees, computer network costs, office expenses and supplies. During this period, selling, general and administrative expenses from Core Operations increased 442% from $335,899 for the 6 months ended July 31, 1997 to $1,821,939 for the 6 months ended July 31, 1998. The increase was a result of increased sales and administrative salaries ($418,000), transaction costs related to mergers and acquisitions ($388,000), marketing and new business development costs

($130,000), depreciation of fixed assets ($125,000), professional fees ($114,000), office rent and related occupancy costs ($79,000), and costs related to SEC reporting and other regulatory requirements ($60,000). These increases are a result of implementing the Company's growth strategy and performing the requirements of being a publicly traded company. Selling, general and administrative expenses from Meta4 decreased 16% from $573,170 for the 6 months ended July 31, 1997 to $482,587 for the 6 months ended July 31, 1998 resulting primarily from a reduction in sales and administrative salaries. Selling, general and administrative expenses from New Offices increased $317,413 from $0 for the 6 months ended July 31, 1997 to $317,413 for the 6 months ended July 31, 1998 as these locations commenced operations.

     Net Income. The Company recognized a consolidated net loss of $(1,642,956) for the first six months of fiscal 1999 as compared to a net loss of $(76,643) for the same period in fiscal 1998. During this period, a net loss from Core Operations increased $1,018,563 from a net gain of $71,292 for the 6 months ended July 31, 1997 to a net loss of $614,263 for the 6 months ended July 31, 1998. Losses from Meta4 increased $34,368 from $147,935 for the 6 months ended July 31, 1997 to $182,303 for the 6 months ended July 31, 1998. Losses from New Offices increased $442,090 from $0 for the 6 months ended July 31, 1997 to $442,090 for the 6 months ended July 31, 1998. The decrease in profitability is due to the factors discussed above.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JULY 31, 1998 AND 1997

     Gross Revenue. Consolidated gross revenue for the three months ended July 31, 1998 and 1997 was $1,396,616 and $1,406,667, respectively. During this period, revenue from Core Operations increased 16% from $752,966 for the 3 months ended July 31, 1997 to $870,117 for the 3 months ended July 31, 1998. The increase was due to the addition of new clients and a general increased level of sophistication of the projects undertaken. Revenue from Meta4 decreased 37% from $653,701 for the 3 months ended July 31, 1997 to $412,461 for the 3 months ended July 31, 1998. The decrease is due primarily to the reduction in revenue related to one on-going client who contracted with Meta4 for a sizable project during the second quarter of the prior year. Revenue from New Offices increased $114,461 from $0 for the 3 months ended July 31, 1997 to $114,461 for the 3 months ended July 31, 1998.

     Direct Salaries and Costs. Direct salaries and costs include all internal labor costs and other direct costs related to project performance, such as project specific independent contractor fees, supplies and specific project-related expenditures. The Company's consolidated direct salaries and costs for the three months ended July 31, 1998 were $1,044,920 and consisted primarily of $855,670 paid as direct salaries, taxes and benefits and secondarily of $189,250 as other direct costs of goods sold related to specific projects. During this period, direct salaries and costs from Core Operations increased 12% from $547,053 for the 3 months ended July 31, 1997 to $610,240 for the 3 months ended July 31, 1998. There was an average of 33 production employees during this period. Direct salaries and costs from Meta4 decreased 38% from $400,608 for the 3 months ended July 31, 1997 to $247,713 for the 3 months ended July 31, 1998. There was an average of 7 production employees during this period. Direct salaries and costs from New Offices increased $186,967 from $0 for the 3 months ended July 31, 1997 to $186,967 for the 3 months ended July 31, 1998 as these offices hired personnel to service the demand of current and prospective clients.

     The Company's consolidated direct salaries and costs for the three months ended July 31, 1997 were $947,661 and consisted, primarily, of $526,718 paid as direct salaries, taxes and benefits and secondarily, of $420,943 as other direct costs of goods sold related to specific projects. There was an average of 13 production employees during the period.

     Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses were $1,659,595 and $463,770 for the three months ended July 31, 1998 and 1997, respectively. In each period, these expenses consisted primarily of sales and administrative salaries, office rent and related occupancy costs, marketing and new business development costs, depreciation of fixed assets, professional fees, telephone and related Internet connectivity fees, computer network costs, office expenses and supplies. During this period, selling, general and administrative expenses from Core Operations increased 663% from $151,730 for the 3 months ended July 31, 1997 to $1,263,300 for the 3 months ended July 31, 1998. The increase was a result of increased sales and administrative salaries ($266,000), transaction costs related to mergers and acquisitions ($388,000), marketing and new business development costs ($83,000), depreciation of fixed assets ($65,000), professional fees ($90,000), office rent and related occupancy costs ($35,000), and costs related to SEC reporting and other regulatory requirements ($45,000). Theses increases are a result of implementing the Company's growth strategy and performing the requirements of being a publicly traded company. Selling, general and administrative expenses from Meta4 decreased 35% from $312,040 for the 3 months ended July 31, 1997 to $202,560 for the 3 months ended July 31, 1998 resulting primarily from a reduction in sales and administrative salaries. Selling, general and administrative expenses from New Offices increased $193,735 from $0 for the 3 months ended July 31, 1997 to $193,735 for the 3 months ended July 31, 1998 as these locations continued to develop their operations.

     Taxes. The Company has not recorded the deferred tax benefit resulting from the operating loss incurred during the three months ended July 31, 1998. This net operating loss carryforward will be available to offset future quarters' income if, and to the extent, the Company's cumulative earnings exceed these losses.

     Net Income. The Company recognized a consolidated net loss of $(1,274,529) for the first three months of fiscal 1999 as compared to a net loss of $(37,007) for the same period in fiscal 1998. During this period, a net loss from Core Operations increased $989,600 from a net gain of $27,868 for the 3 months ended July 31, 1997 to a net loss of $961,732 for the 3 months ended July 31, 1998. Losses from Meta4 decreased $18,696 from $(64,875) for the 3 months ended July 31, 1997 to $(46,179) for the 3 months ended July 31, 1998. Losses from New Offices increased $(266,618) from $0 for the 3 months ended July 31, 1997 to $266,618 for the 3 months ended July 31, 1998. The decrease in profitability is due to the factors discussed above.

CAPITAL RESOURCES AND LIQUIDITY

     Historically, the Company has funded its capital requirements through earnings, borrowings from affiliates and commercial lenders and equity financing and private placements of its capital stock. The Company had cash, cash equivalents and marketable securities in the aggregate amount of $2,801,408 and $5,490,129 at July 31, 1998 and January 31, 1998, respectively.

     The Company's working capital decreased $1,708,790, from $3,308,602 at January 31, 1998 to $1,599,812 at July 31, 1998. Operating activities for the six months ended July 31, 1998 required net cash in the amount of $1,892,309, primarily due to the net loss incurred, increases in accounts receivable, work-in-process, and prepaid expenses. Accounts receivable increased $295,446, from $1,097,354 at January 31, 1998 to $1,392,800 at July 31, 1998, work-in-process increased $110,269 from $191,841 at January 31, 1998, and prepaid expenses increased $155,545 due to deposits made for equipment, furniture and fixtures, and leasehold improvements.

     The purchase of equipment and furniture required cash in the amount of $910,743 during the six months ended July 31, 1998. These expenditures were made primarily for computer hardware and software, furniture, fixtures and leasehold improvements necessary to accommodate an increase in Company personnel. Net cash provided from financing activities was $204,518.

     The Company has renewed its Revolving Line of Credit with its bank and increased the facility to $1,500,000. The new facility expires on June 30, 2000, and is secured by all accounts receivable of the Company and such other property and assets of the Company as the bank may require. Amounts outstanding under the Revolving Line of Credit bear interest at the bank's prime interest rate plus .25%. At July 31, 1998, no amounts were outstanding under the Revolving Line of Credit.

     The Revolving Line of Credit requires that the Company maintain minimum working capital amounts (as calculated therein), and a minimum tangible net worth (as defined therein). Among other things, the Revolving Line of Credit limits the Company's ability to incur additional debt, to repurchase the Company's capital stock or amend its capital structure, to pay cash dividends or to undergo a merger, consolidation or liquidation without the consent of the bank. In addition, among other things, a change in ownership of twenty-five percent or more of the common stock constitutes an event of default, as does any material adverse change in the Company's financial condition. The Company met all Revolving Line of Credit covenants at July 31, 1998.

     The Company believes that existing cash and cash equivalent balances, cash generated from operations and the funds available to it under credit facilities, together with the remaining proceeds from the initial public offering, will be sufficient to fund its operations through the next fiscal year. One of the risks of the Company's business, however, in addition to those identified in the Risk Factors Disclosure, is that the New Offices and Meta4 may not generate profitability or revenues in accordance with management's timetable or expectations. (This was the case with respect to the Company's new office in Santa Monica, California, leading to management's decision to close the office as of September 15, 1998.) If the New Offices do not have a positive influence on Company operations in upcoming reporting periods or if Meta4 fails to contribute to Company profitability, then the Company's capital resources and liquidity may be diminished in a shorter term.

                         PART II -- OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     From the effective date of the Company's Registration Statement on Form SB-2, as amended (file number 333-26855), relating to the Company's initial public offering of the Company's common stock, through the end of the Company's fiscal quarter ended July 31, 1998, the Company has applied its net proceeds as follows:

     Net proceeds from IPO......................................... $6,228,042
     Accounts receivable, work-in-process and other working capital requirements................................................ (1,375,803)
     Capital expenditures for fixed assets......................... (1,706,128)
     Repayment of indebtedness.....................................   (467,615)
     Unapplied proceeds held in money market funds and marketable securities at July 31, 1998................................. $2,678,496
                                                                    ==========

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the shareholders of the Company was held on June 11, 1998. Two matters were submitted to the shareholders for a vote. As of April 21, 1998, the record date, there were 2,415,935 shares eligible to vote at the meeting, of which 92.3% or 2,229,793 were present at the meeting, constituting a quorum. The first matter was the election of directors. The six nominees for election as directors were elected to serve until the 1999 annual meeting of the shareholders, and until the election and qualification of their respective successors. The vote for each director follows:

    DIRECTOR                        FOR                  WITHHELD
Daniel M. Fine                   2,225,293                4,500
James P. Chamberlin              2,225,293                4,500
Herbert C. Fine                  2,224,793                5,000
Frank Hadam                      2,224,793                5,000
Norman Wicauchner                2,225,293                4,500
Anthony C. Naughtin              2,225,293                4,500

     The second matter was the ratification of the Company's selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending January 31, 1999. This matter was approved by a vote of 2,226,293 shares voting for, 1,900 shares voting against and 1,600 shares abstaining.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               4.1    Specimen Common Stock Certificate
              10.3A   First Amendment to Employment Agreement with Daniel M.
                      Fine
              10.4A First Amendment to Employment Agreement with James P. Chamberlin
              10.10   Employment Agreement dated July 31, 1998 with Alberto
                      Blanco
              10.11   Employment Agreement dated July 31, 1998 with Kathy L.
                      Berni
              10.12 Employment Agreement dated February 1, 1998 and effective September 4, 1998 with Trevor F.A. Brannan
              21.1    List of Subsidiaries
              27.1    Financial data schedule

          (b)  REPORTS ON FORM 8-K

          A report on Form 8-K was filed on August 13, 1998, reporting the closing of the Company's acquisition of Meta4 Digital Design, Inc., effective July 31, 1998.

                                  SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Dated September 14, 1998.


                                            fine.com International Corp.
                                       -----------------------------------------
                                               (Registrant)



                                  By        /s/ Daniel M. Fine
                                       -----------------------------------------
                                          Daniel M. Fine
                                          President and Chief Executive Officer
                                              (principal executive officer)



                                  By        /s/ James P. Chamberlin
                                       -----------------------------------------
                                                 James P. Chamberlin
                                          Secretary and Chief Financial Officer
                                           (principal financial and principal
                                                accounting officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 4.1    Specimen Common Stock Certificate
10.3A   First Amendment to Employment Agreement with Daniel M. Fine
10.4A   First Amendment to Employment Agreement with James P. Chamberlin
10.10   Employment Agreement dated July 31, 1998 with Alberto Blanco
10.11   Employment Agreement dated July 31, 1998 with Kathy L. Berni
10.12 Employment Agreement dated February 1, 1998 and effective September 4, 1998 with Trevor F.A. Brannan
21.1    List of Subsidiaries
27.1    Financial data schedule