Form 10QSB
period 1998-10-31
FINE COM INTERNATIONAL CORP /WA/
filed 1998-12-15
CIK 1034073

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             --------------------
                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998
                                                               or
[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION ERIOD FROM ___________ TO ___________

                             --------------------

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

The number of shares of the registrant's common stock, no par value per share, outstanding as of December 15, 1998 was 2,669,590.

                         fine.com INTERNATIONAL Corp.

                                  FORM 10-QSB
                    FOR THE QUARTER ENDED OCTOBER 31, 1998

================================================================================
                                     INDEX

PART I -- FINANCIAL INFORMATION                                            PAGE

       Item 1.     Consolidated Financial Statements (Unaudited)              2

       Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        6

PART II -- OTHER INFORMATION

       Item 2.     Changes in Securities and Use of Proceeds                 10

       Item 6.     Exhibits                                                  10

SIGNATURE PAGE                                                               11

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         fine.com INTERNATIONAL corp.
                          CONSOLIDATED BALANCE SHEETS

                                                                                      OCTOBER 31,       JANUARY 31,
                                                                                          1998             1998
                                                                                    ---------------- ----------------
ASSETS                                                                                (unaudited)        (restated)
CURRENT ASSETS:
Cash and cash equivalents                                                             $   377,403        $1,571,861
Marketable securities                                                                     923,745         1,593,032
Accounts receivable, less allowances                                                    2,081,123         1,097,354
Work-in-progress                                                                          141,314           191,841
Prepaid expenses and other                                                                255,126           157,780
Notes receivable from officer                                                              24,442            26,686
                                                                                      -----------        ----------
       TOTAL CURRENT ASSETS                                                             3,803,153         4,638,554
Marketable securities                                                                          --         2,325,236
Other long-term assets                                                                    106,536           103,561
Deferred income tax asset                                                                      --           220,318
Equipment & furniture, net                                                              1,426,166           698,453
                                                                                      -----------        ----------
       TOTAL ASSETS                                                                   $ 5,335,855        $7,986,122
                                                                                      ===========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                      $   461,931        $  395,267
Accrued expenses                                                                          260,954            48,581
Advance payments                                                                               --            70,500
Deferred revenue                                                                          436,004           422,101
Deferred income tax liabilities                                                                --           322,337
Capitalized lease obligations                                                              91,984            71,166
                                                                                      -----------        ----------
       TOTAL CURRENT LIABILITIES                                                        1,250,873         1,329,952

Long-term capital leases                                                                   82,523            70,436

SHAREHOLDERS' EQUITY:
Common Stock, no par value:
       10,000,000 shares authorized; 2,669,590 shares issued and outstanding at
       October 31, 1998 and 2,633,720 shares issued and
       outstanding at January 31, 1998                                                  6,906,409         6,737,929
Accumulated deficit                                                                    (2,903,950)         (122,699)
Accumulated other comprehensive loss                                                           --           (29,496)
                                                                                      -----------        ----------
       Total shareholders' equity                                                       4,002,459         6,585,734
                                                                                      -----------        ----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $5,335,855        $7,986,122
                                                                                      ===========        ==========

                            See accompanying notes.

                         fine.com INTERNATIONAL Corp.
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                         Three Months Ended October 31,     Nine Months Ended October 31,
                                                      ------------------------------------ ---------------------------------
                                                              1998             1997               1998          1997
                                                           -----------     ------------       ------------  ----------
Gross revenue                                             $ 1,889,104       $1,606,759        $ 4,617,513   $4,324,380
Direct salaries and costs                                   1,006,746          973,152          3,004,145    2,787,074
                                                          -----------       ----------        -----------   ----------
Gross profit                                                  882,358          633,607          1,613,368    1,537,306
Selling, general and
       administrative expenses                              2,006,179          612,600          4,628,118    1,524,401
                                                          -----------       ----------        -----------   ----------
Operating income (loss)                                    (1,123,821)          21,007         (3,014,750)      12,905
Interest income                                                32,864           72,237            179,533       72,237
Interest expense                                               (6,533)         (18,664)           (25,229)     (50,385)
                                                          -----------       ----------        -----------   ----------
Income (loss) before income taxes                          (1,097,490)          74,580         (2,860,446)      34,757
Provision (benefit) for income taxes                               --           41,000           (120,000)      77,821
                                                          -----------       ----------        -----------   ----------
Net income (loss)                                        $ (1,097,490)      $   33,580       $ (2,740,446)  $  (43,064)
                                                          ===========       ==========          =========     ========

Basic and diluted net income
       (loss) per share                              $          (0.41)     $      0.01         $    (1.03)  $    (0.03)

Shares used in computation of net income
 (loss) per share:
Basic                                                       2,669,590        2,414,227          2,668,013    1,681,587
Diluted                                                     2,669,590        2,455,909          2,668,013    1,681,587

                            See accompanying notes.

                         fine.com INTERNATIONAL Corp.
               CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

                                                                                    Nine Months Ended October 31,
                                                                                 ----------------------------------
                                                                                    1998                   1997
                                                                                 ----------------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES
   Net loss                                                                       $(2,740,446)       $  (43,064)
   Depreciation and amortization                                                      246,396           127,058
   Deferred income tax (benefit)                                                     (117,213)           77,822
   Non cash stock-based compensation expense                                           25,000                --
   Interest related to shareholder loan                                                    --           (15,000)
       Net changes in:
       Accounts receivable                                                           (955,919)         (794,026)
       Work-in-process                                                                 50,527          (123,460)
       Prepaid expenses and other                                                    (141,126)         (160,822)
       Accounts payable                                                                66,664            98,852
       Accrued expenses                                                               141,871           135,425
       Deferred revenue                                                                13,903           206,506
                                                                                  -----------        -----------
   Total cash used in operating activities                                         (3,410,343)         (460,709)

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment purchases                                                                    --        (3,962,959)
   Investment sales                                                                 3,039,215                --
   Purchase of equipment and furniture                                               (858,479)         (267,222)
                                                                                  -----------        -----------
   Total cash provided by (used in)
        investing activities                                                        2,180,736        (4,230,181)

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in note payable to bank                                                        --           276,000
   Change in capital lease obligations                                                 32,905           (15,452)
   Net change in notes receivable from officer                                          2,244           (23,744)
   Accrued offering costs                                                                  --            41,116
   Cash received from common stock                                                         --         6,331,458
                                                                                  -----------        -----------
   Total cash provided by financing activities                                         35,149         6,609,378
                                                                                  -----------        -----------
   Net increase (decrease) in cash and cash
       equivalents                                                                 (1,194,458)        1,888,488
   Cash and cash equivalents at beginning of period                                 1,571,861           159,205
                                                                                  -----------        -----------
   Cash and cash equivalents at end of period                                     $   377,403        $2,047,693
                                                                                  ===========        ===========

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


1.  BASIS OF PRESENTATION

       The accompanying unaudited financial statements have been prepared by fine.com International Corp. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals and certain non-recurring charges) necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended January 31, 1998, included with the Company's Form 10-KSB and Form 8-K/A, as filed with the Securities and Exchange Commission (the "Commission"). Results of operations for the three-month and nine-month periods ended October 31, 1998 are not necessarily indicative of performance for a full fiscal year or for future periods.

       On July 31, 1998, Meta4 Digital Design, Inc. ("Meta4") was merged with and into a wholly-owned subsidiary of the Company through the issuance of 253,655 shares of Company common stock, which were exchanged for all of the outstanding shares of Meta4. The merger qualified as a tax-free reorganization and was accounted for as a pooling-of-interests. Accordingly, the Company's financial statements have been restated to include the results of Meta4 for all periods presented.

       New Accounting Pronouncements. In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which requires disclosure of an additional basis of measuring income. Comprehensive income for the nine months ended October 31, 1998 was a loss of $2,710,950 and $82,640 for the same period in 1997.

2.   EARNINGS PER SHARE


The following table sets forth the computation of basic and diluted earnings per share:

                                                       Three Months Ended October 31         Nine months Ended October 31
                                                         1998                1997              1998              1997
                                                      ----------          ----------       ------------       ----------
Numerator:
Net income (loss).............................     $ (1,097,490)         $  33,580        $ (2,740,446)    $    (43,064)
                                                    ===========         ==========         ===========       ==========

Denominator for basic earnings per share -

Weighted average common stock.................        2,669,590          2,414,227           2,668,013        1,681,587

Effect of dilutive securities:
Weighted average convertible preferred stock..                              11,907
Employee stock options........................                              29,775
                                                    -----------         ----------         -----------       ----------
Denominator for diluted earnings per share -          2,669,590          2,455,909           2,668,013        1,681,587

Basic and diluted earnings (loss) per share...      $     (0.41)             $0.01         $     (1.03)      $    (0.03)
                                                    ===========         ==========         ===========       ==========

3.    BUSINESS REORGANIZATION

         For the three months ended October 31, 1998, additional non-recurring charges of approximately $628,000 were incurred relating to an operational restructuring which included severance payments, an increase to the accounts receivable reserve and write-offs of certain assets and uncollectable or unbillable work-in-progress.


4.    BANK LINE OF CREDIT


         At October 31, 1998, there were no amounts outstanding under the Company's Revolving Line of Credit with its bank. The Company was, at that time, out of compliance with certain covenants contained in its Revolving Line of Credit with its bank, including requirements for minimum working capital and minimum tangible net worth. The Company has renegotiated the terms with its bank and has received a commitment letter from the bank to enter into a revised credit facility. The terms of the revised credit facility provide for a reduced line of credit in the amount of $750,000, to expire on April 1, 1999. Amounts outstanding under the revised credit facility will bear interest at the bank's prime rate plus 0.25% per annum (an effective rate of 8% at December 15, 1998). The new facility will be secured by all accounts receivable of the Company and such other property and assets of the Company as the bank may require, and contains certain covenants and restrictions typical for a credit facility of such amount. The Company anticipates that the new credit facility will be in place by December 31, 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-QSB contains forward-looking statements which reflect the Company's current plans and views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties that could cause actual results to differ materially from historical results or those anticipated. Words used in this Report such as "anticipate," "expect," "may," "will" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. The Company does not undertake any obligation to update or revise these forward-looking statements to reflect any future events or circumstances. In addition, the disclosures under the caption "Other Factors that may Affect Operating Results" consist principally of a brief discussion of risks that may affect future results and are, in their entirety, forward-looking in nature. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report, as well as the disclosures in the "Risk Factors" section appearing in the Form 10-KSB for the fiscal year ended January 31, 1998 and the Company's registration statement on Form SB-2, both on file with the Commission, and those described from time to time in the Company's press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect the Company's business (collectively, the "Risk Factors Disclosure").

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with (i) the financial statements and accompanying notes appearing in this Report, (ii) the Company's financial statements and accompanying notes appearing in the Company's Form 10-KSB for the fiscal year ended January 31, 1998, as filed with the Commission and (iii) the Company's pro forma financial statements and accompanying notes giving effect to the Meta4 acquisition, as filed with the Commission on Form 8-K/A on October 13, 1998.


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

         The Company generates the majority of its revenues from fees associated with the planning and development of commercial Web sites for clients. These fees are generally earned pursuant to fixed fee, time and materials or cost reimbursement contracts (with terms typically ranging from two to seven months). Revenues generated from these contracts are recognized under the percentage-of-completion method based upon the attainment of specific contract milestones (based on the ratio of costs incurred to total estimated project costs). All other revenue is recorded on the basis of performance of services. The Company assumes greater financial risk on fixed fee contracts than on either time-and-material or cost-reimbursable contracts. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed fee contract may reduce the Company's profit or cause a loss on a particular project.

       The Company's Web site development process utilizes marketing expertise and state of the art interactive database compilation and dissemination techniques and technologies. Through the planning, development and maintenance of interactive Web presentations, the Company enhances clients' marketing campaigns and fosters the collection of demographic data which is utilized by clients.

       Through fiscal year 1998, the Company had conducted all of its operations from its headquarters in Seattle, Washington. In fiscal 1999, the Company began a process of opening domestic and international service offices, for the purposes of both better serving existing Company clients as well as expanding the Company's business in new markets. As of October 31, 1998, the Company had regional offices located in Bethesda, Maryland, Livingston, New Jersey, and London, England. In September 1998, the Company closed its regional office in Santa Monica, California, due to its inability to generate expected levels of revenues and performance. The Company continues to operate most of its business and derive most of its revenues from its headquarters in Seattle, Washington. The Company also has a sales and marketing presence in Tokyo, Japan through the Company's business arrangements with Mitsui & Co., Ltd.

       On July 31, 1998, the Company acquired Meta4 Digital Design, Inc. ("Meta4"), a private company, which provides Internet-based business solutions. At October 31, 1998, the Company had 21 employees at its Meta4 office in New Jersey. The Company's major clients serviced through its Meta4 office include General Electric, Fuji Film, and WowFactor. The Meta4 acquisition better enables the Company to provide service to the New York and New Jersey areas, provides expertise in Unix to complement the Company's historical Microsoft NT expertise and provides additional resources to execute large operating system projects.

       As previously announced, on November 24, 1998 the Company began implementation of an operational restructuring focused on strategically growing sales, increasing its internal productivity, decreasing its overhead cost structure, analyzing its existing contracts and examining its receivable and asset base. As a result, the Company is refocusing its sales initiatives on the high-end, interactive Web development market to leverage the skills and scale of its Internet development teams. In addition, the Company is taking steps to improve internal productivity and staff utilization levels and has implemented a revised organizational structure including the hiring of a new Executive Vice President of Finance and Operations. In an effort to reduce administrative costs, the Company has decreased its non-billable administrative staff by eight people, which the Company expects will result in annualized cost savings of approximately $600,000. Finally, in connection with the restructuring, the Company has recorded certain non-recurring charges to earnings in the third quarter of fiscal 1999 of approximately $628,000. These non-recurring charges consist primarily of (i) severance payments and salary adjustments of $120,000,
(ii) an increase of $220,000 to the accounts receivable reserves for accounts considered by management to be uncollectable or unrealizable and (iii) write-offs in the amount of $288,000 for certain assets and work-in-progress considered by management to be uncollectable or unbillable.



RESULTS OF OPERATIONS FOR THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997

       Gross Revenue. Consolidated gross revenue for the three months ended October 31, 1998 and 1997 was $1,889,000 and $1,607,000, respectively. The 18%
increase was due to the addition of new clients and a general increased level of sophistication of the projects undertaken.

       Direct Salaries and Costs. Direct salaries and costs include all internal labor costs and other direct costs related to project performance, such as project specific independent contractor fees, supplies and specific project-related expenditures. The Company's consolidated direct salaries and costs were $1,007,000 and $973,000 for the three months ended October 31, 1998 and 1997, respectively, representing a 3% increase from the prior period. As a percentage of gross revenues, direct sales and costs were 53% for the three months ended October 31, 1998, as compared to 61% for the prior period. These costs consisted primarily of direct salaries, payroll taxes and benefits of $742,000 and $369,000 for the three months ended October 31, 1998 and 1997, respectively, and, secondarily, other direct costs which are incurred and primarily charged through to the Company's clients of $265,000 and $604,000, respectively.

       Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses were $2,006,000 and $613,000 for the three months ended October 31, 1998 and 1997, respectively. For the three months ended October 31, 1998, additional non-recurring charges of approximately $628,000 were incurred relating to an operational restructuring which included severance payments, an increase to the accounts receivable reserve and write-offs of certain assets and uncollectable or unbillable work-in-progress. The substantial increase in such expenses from the comparable periods in fiscal 1998 to fiscal 1999 is primarily a result of implementing the Company's operational restructuring and secondarily of increased marketing and business development activities, hiring administrative personnel and office expansion, professional fees incurred in connection with the Meta4 transaction and other expenses in connection with being a publicly traded company. Management recognizes that its selling, general and administrative expenses have increased at a rate in excess of its revenue growth and, accordingly, the Company is undertaking initiatives to lower these costs. These operational restructuring steps include among others, reduction in the size of the Company's administrative staff by eight people, which the Company expects will result in annualized cost savings of approximately $600,000.

       Taxes. The Company's effective tax rate for the third quarter of fiscal 1999 differed from the statutory 34% tax rate due to operating losses for which no tax benefit was recorded. The Company has recorded a valuation allowance for the entire deferred tax asset as a result of the uncertainties regarding the realization of the balance.

       Net Income (Loss). The Company recognized a consolidated net loss of $1,097,000 for the three-month period ending October 31, 1998, which includes the non-recurring charge of $628,000 in connection with the Company's operational restructuring, compared to net income of $34,000 for the same period in fiscal 1998. The decrease in profitability is due to the factors discussed above.


RESULTS OF OPERATIONS FOR NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997

       Gross Revenue. Consolidated gross revenue for the nine months ended October 31, 1998 and 1997 was $4,618,000 and $4,324,000, respectively. The 7%
increase was due to the addition of new clients and a general increased level of sophistication of the projects undertaken.

       Direct Salaries and Costs. Direct salaries and costs include all internal labor costs and other direct costs related to project performance, such as project specific independent contractor fees, supplies and specific project-related expenditures. The Company's consolidated direct salaries and costs were $3,004,000 and $2,787,000 for the nine months ended October 31, 1998 and 1997, respectively, representing an 8% increase from the prior period. As a percentage of gross revenues, direct sales and costs were 65% for the nine months ended October 31, 1998, as compared to 64% for the prior period. These costs consisted primarily of $2,193,000 and $1,080,000 for the nine months ended October 31, 1998 and 1997, respectively, paid as direct salaries, payroll taxes and benefits and, secondarily, of $811,000 and $1,707,000, respectively, as other direct costs which are incurred and primarily charged through to the Company's clients.

       Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses were $4,628,000 and $1,524,000 for the nine months ended October 31, 1998 and 1997, respectively. These expenses consisted of sales and administrative salaries, office rent and related occupancy costs, marketing and new business development costs, depreciation of fixed assets, professional fees, telephone and related Internet connectivity fees, computer network costs, office expenses and supplies. The amounts for the nine months ended October 31, 1998, include additional non-recurring charges of approximately $628,000 incurred in the third quarter of fiscal 1999 relating to an operational restructuring which included severance payments, an increase to the accounts receivable reserve and write-offs of certain assets and uncollectable or unbillable work-in-progress. As a percentage of gross revenues, the selling, general and administrative expenses increased from 35% to 100%. The increase in selling, general and administrative expenses was primarily a result of the non-recurring charges in connection with the Company's operational restructuring and secondarily of increased sales and administrative salaries, transaction costs related to mergers and acquisitions, marketing and new business development costs, depreciation of fixed assets, professional fees, office rent and related occupancy costs, and costs related to SEC reporting and other regulatory requirements.

         Taxes. During the first nine months of fiscal 1999, the Company recorded a tax benefit of $120,000, which represented the tax benefit associated with the carryback of the operating losses to previous years. No future income tax benefit has been recorded for remaining deferred tax assets given that these represent net operating loss carryforwards and the uncertainty as to their future realizability.

         Net Income (Loss). The Company recognized a consolidated net loss of $2,740,000 for the first nine months of fiscal 1999 as compared to a net loss of $43,000 for the same period in fiscal 1998. The decrease in profitability is due to the factors discussed above.


CAPITAL RESOURCES AND LIQUIDITY

         The Company funded its operating activities in the first nine months of fiscal 1999 primarily through earnings and proceeds from the Company's public offering. The Company has historically funded its capital requirements through earnings, borrowings from affiliates and commercial lenders and equity financing and private placements of its capital stock. The Company had cash, cash equivalents, short term and long term marketable securities in the aggregate amount of $1,301,000 at October 31, 1998 and $5,490,000 at January 31, 1998.

         The Company's working capital decreased $756,000 from $3,309,000 at January 31, 1998 to $2,552,000 at October 31, 1998. Operating activities for the nine months ended October 31, 1998 required net cash in the amount of $3,410,000, primarily due to the net loss incurred and increases in accounts receivable. Accounts receivable increased $984,000, from $1,097,000 at January 31, 1998 to $2,081,000 at October 31, 1998. As part of its operational restructuring, the Company implemented a plan to examine its assets and receivables and to increase collections of its accounts receivable. To date, the Company has collected approximately $658,000 of the third quarter-end accounts receivable balance.

         During the nine months ended October 31, 1998, the Company purchased certain equipment and furniture, requiring cash expenditures in the amount of $858,000. These equipment purchases were primarily for computer hardware and software, furniture, fixtures and leasehold improvements to accommodate an increase in Company personnel. Net cash provided from financing activities was $35,000.

         At October 31, 1998, there were no amounts outstanding under the Company's Revolving Line of Credit with its bank. The Company was, at that time, out of compliance with certain covenants contained in its Revolving Line of Credit with its bank, including requirements for minimum working capital and minimum tangible net worth. The Company has renegotiated the terms with its bank and has received a commitment letter from the bank to enter into a revised credit facility. The terms of the revised credit facility provide for a reduced line of credit in the amount of $750,000, to expire on April 1, 1999. Amounts outstanding under the revised credit facility will bear interest at the bank's prime rate plus 0.25% per annum (an effective rate of 8% at December 15, 1998). The new facility will be secured by all accounts receivable of the Company and such other property and assets of the Company as the bank may require, and contains certain covenants and restrictions typical for a credit facility of such amount. The Company anticipates that the new credit facility will be in place by December 31, 1998.

         The Company believes that its existing cash and cash equivalent balances, cash generated from operations, together with the remaining proceeds from the initial public offering, and its revised credit facility will be sufficient to fund its operations through the next fiscal year. The Company's liquidity position, however, will depend in part on its ability to collect outstanding accounts receivable and to implement the cost-reduction measures of its operational restructuring plan. To the extent that the Company experiences any additional significant losses, it may be required to attempt to obtain additional borrowings, sales of equity or debt securities or sales of assets.



OTHER FACTORS THAT MAY AFFECT OPERATING RESULTS

         The Company's operating results may fluctuate due to a number of factors, including, but not limited to any of the following: the ability of the Company's office in Seattle, Washington and its regional offices in Maryland, New Jersey, and London, England and its marketing presence in Tokyo, Japan to generate revenues or profitability in accordance with management's timetable or expectations; collection of the Company's accounts receivable on a timely basis; changes in the level of operating expenses; the Company's ability to increase internal productivity and staff utilization levels; the volume and timing of sales; the ability of the Company to manage and integrate operations from its regional offices; the ability of the Company to develop strategic relationships with third parties; changes in management and personnel; the ability of the Company to hire qualified development personnel and its ability to generate revenue from such personnel; the availability of additional financing or capital resources; and general economic conditions in the Internet industry. All of the above factors are difficult for the Company to forecast, and can materially adversely affect the Company's business, capital resources and operating results for one quarter or a series of quarters.




                         PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         From the effective date of the Company's Registration Statement on Form SB-2, as amended (file number 333-26855), relating to the Company's initial public offering of the Company's common stock, through the end of the Company's fiscal quarter ended October 31, 1998, the Company has applied its net proceeds as follows:

     Net proceeds from IPO.........................................................                         $ 6,228,042
     Accounts receivable, work-in-process and other working capital
         requirements..............................................................                          (2,645,608)
     Capital expenditures for fixed assets ........................................                          (1,737,769)
     Repayment of indebtedness.....................................................                            (545,031)
                                                                                                             ----------
     Unapplied proceeds held in money market funds and marketable
         securities at October 31, 1998............................................                          $1,299,634
                                                                                                             ==========


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)  EXHIBITS
                    10.1 Employment Agreement dated November 24, 1998 with Timothy J. Carroll
                    27.1     Financial data schedule

           (b)  REPORTS ON FORM 8-K
       The Company filed a report on Form 8-K on August 13, 1998 to report the acquisition of Meta4 Digital Design, Inc., which was effective July 31, 1998. Subsequently, on October 13, 1998, the Company filed an amended report on Form 8-K/A reporting certain historical financial information of Meta4 and the pro forma financial information for the acquisition.

SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Dated December 14, 1998.


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



                          By                /s/ Daniel M. Fine
                                  -----------------------------------------
                                               Daniel M. Fine
                                    President and Chief Executive Officer
                                        (principal executive officer)



                          By               /s/ Timothy J. Carroll
                                  -----------------------------------------
                                           Timothy J. Carroll
                             Executive Vice President of Finance and Operations
                                        (principal accounting officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------
     10.1   Employment Agreement dated November 24, 1998 with Timothy J. Carroll
     27.1   Financial data schedule