Form 10KSB
period 1999-01-31
FINE COM INTERNATIONAL CORP /WA/
filed 1999-05-04
CIK 1034073

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            (X) Annual Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended January 31, 1999
                                      - or-
             ( ) Transition Report under Section 13 or 15(d) of the
    Securities Exchange Act of 1934 for the transition period from ____ to ____

                          FINE.COM INTERNATIONAL CORP.
            Name of small business issuer as specified in its charter
                         Commission File Number 0-22805

         State of Washington                                91-1657402
       State or Other Jurisdiction of                    I.R.S. Employer
       Incorporation or Organization                   Identification Number

                          1525 Fourth Avenue, Suite 800
                            Seattle, Washington 98101
                     Address of Principal Executive Offices

                                 (206) 292-2888
                             Issuer Telephone Number

Securities registered under Section 12(b)         Common Stock, no par value
of the Exchange Act:

Securities registered under Section 12(g)         (None)
of the Exchange Act:

Check whether the registrant (1)                 Yes /X/        No / /
filed all reports required to be
filed by Section or 15(d) of the
Securities Exchange Act of 1934 during
the past 12 months (or for such shorter
period that the registrant was required
to file such reports), and (2) has been
subject to such filing requirements for
the past 90 days.

Check if disclosure of delinquent                  Yes / /        No /X/
filers in response to Item 405 of
Regulation S-B is not contained in this
form, and no disclosure will be
contained, to the best of
Registrant's knowledge, in definitive
proxy or information statements
incorporated by reference in Part III
of this Form 10-KSB or any amendment
to this Form 10-KSB.

The registrant's revenues for its most recent fiscal year were $6,133,275

As of April 21, 1999, there were 2,669,590 shares of the Registrant's common stock issued and outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $3,124,759 based on a price of $2.13 per share, representing the average of the closing bid ($2.06) and closing ask ($2.19) prices on that date.

Transitional Small Business Disclosure Format (check one):    Yes / /    No /X/

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Company's 1999 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

                          FINE.COM INTERNATIONAL CORP.
                                   FORM 10-KSB

                                TABLE OF CONTENTS

PART I .......................................................................................... 1

     ITEM 1.  DESCRIPTION OF BUSINESS ........................................................... 1
         Forward-Looking Statements ............................................................. 1
         Overview ............................................................................... 1
         Business Strategy ...................................................................... 2
         The Internet and the Web ............................................................... 2
         Web Sites .............................................................................. 3
         Clients and Services ................................................................... 3
         Competition ............................................................................ 5
         Employees .............................................................................. 5
         Factors Affecting the Company's Business, Operating Results and Financial Condition .... 6

     ITEM 2.  PROPERTIES ........................................................................ 9

     ITEM 3.  LEGAL PROCEEDINGS .................................................................10

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............................10


PART II .........................................................................................10

     ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS ..........10
         Market Information .....................................................................10
         Holders ................................................................................11
         Dividends ..............................................................................11
         Changes in Securities and Use of Proceeds ..............................................11
         Recent Sales of Unregistered Securities ................................................11

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .......................................12
         Overview ...............................................................................12
         Results of Operations for the Fiscal Years Ended January 31, 1999 and 1998 .............13
         Liquidity and Capital Resources ........................................................14
         Seasonality and Inflation ..............................................................15
         Year 2000 Readiness Disclosure .........................................................15

     ITEM 7.  FINANCIAL STATEMENTS ..............................................................16

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE .................................................31

PART III ........................................................................................32

     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K .................................................32


PART I

ITEM 1.  DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS REGARDING THE COMPANY, ITS BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS AND VIEWS WITH RESPECT TO FUTURE EVENTS AND PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES POSED BY MANY FACTORS AND EVENTS THAT COULD CAUSE THE COMPANY'S ACTUAL BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE THAT MAY BE ANTICIPATED BY SUCH FORWARD-LOOKING STATEMENTS. WORDS USED IN THIS REPORT SUCH AS "ANTICIPATE," "BELIEVE," "EFFECT," "ESTIMATE," "EXPECT," "MAY," "WILL" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS BUT ARE NOT EXCLUSIVE MEANS OF IDENTIFYING SUCH STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED HEREIN AS WELL AS THOSE DISCUSSED UNDER THE CAPTIONS "FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS REPORT. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS REPORT. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY SUBSEQUENTLY ARISE. IN ADDITION, THE DISCLOSURES UNDER THE CAPTION "FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION" CONSIST PRINCIPALLY OF A BRIEF DISCUSSION OF RISKS THAT MAY AFFECT FUTURE RESULTS AND ARE, IN THEIR ENTIRETY, FORWARD-LOOKING IN NATURE. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT, AS WELL AS THE COMPANY'S ANNUAL, PERIODIC AND CURRENT REPORTS FILED WITH THE COMMISSION, AND THOSE DESCRIBED FROM TIME TO TIME IN THE COMPANY'S PRESS RELEASES AND OTHER COMMUNICATIONS, WHICH ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS.

OVERVIEW

fine.com International Corp. (the "Company") provides strategic consulting, technical development and graphic design services and solutions to allow its clients to utilize Web-based interactive technologies. The Company's Web application development process combines marketing expertise with state-of-the-art interactive database compilation and dissemination techniques and technologies.

The Company develops marketing-driven, interactive, database-oriented Web applications for business clients who seek to establish a commercial presence on, or conduct Internet commerce over, the Web. Corporate clients for whom the Company has built and implemented such Internet, Extranet and Intranet sites include: Amway Corporation, Fluke Corporation, Fuji Photo Film Co. Ltd., General Electric Company, Intel Corporation, Japan Airlines Company, Ltd., Mann Packing Company, Marriott International, Inc., Microsoft Corporation, Mitsui and Co., Ltd., the Nasdaq-Amex Stock Market, Optiva Corporation, Penford Corporation, Safeway Inc., Twentieth Century Fox Home Entertainment, Inc., Wall Data, Inc., the State of Washington, Windermere Services Company and WOWFactor.

The Company is a Solution Provider Partner (the highest attainable service level currently offered by Microsoft) and was the first Web development company to achieve this designation. The Company also believes it was the first Web developer featured in a direct mail campaign conducted by Microsoft. The Company has developed several significant client relationships from this association.


                                                                          1)

BUSINESS STRATEGY

The Company specializes in producing complex, database driven and customer relationship marketing-oriented Web applications. The Company believes that such state-of-the-art Web applications--as compared to traditional, one-way broadcast media (such as television) or many first-generation Web sites--will become an essential means of conducting business for many commercial organizations.

The Company believes that successful Web sites require the effective utilization of database integration technologies or interactive database marketing techniques. The Company consults with each of its commercial Web site clients, first to establish specific database driven relationship marketing strategies, and then to develop unique Web site features designed to entice visitors to provide information useful to the client regarding the visitor's identity, interests and position in the customer lifecycle. Through such Web applications, the Company's clients obtain information-rich databases for use in the clients' overall sales and marketing efforts.

The Company's Web application developers, layout artists and graphic designers use third-party software (primarily Microsoft and UNIX), third-party hardware and internally developed and customized software to plan, develop and maintain Web applications for the Company's clients.

THE INTERNET AND THE WEB

The Internet is a worldwide electronic communications system, interconnecting millions of personal computers and network servers. The structure of the Internet allows for open communication between two or more parties at a low cost. As a result, it is dramatically changing the way businesses conduct commerce and people communicate.

The Internet uses the standard of inter-networking protocol software TCP/IP to transmit information. Using TCP/IP as a foundation, hardware and software developers have continuously invented new products and functions to enhance the end-user experience. The result is an expansion of applications for the Internet, which is drawing more people and businesses to use it as their primary commerce and communications tool. Introduced in 1992, the World Wide Web (the "Web") operates on the Internet and connects servers using Hypertext Transfer Protocol ("HTTP"). This computer network makes it possible for users to see text and images instead of computer code and for geographically disperse users to simultaneously view information stored at a single location.

The Company believes that the Internet and the Web offer new and powerful mediums for commercial organizations to communicate and conduct commerce with their customers, vendors and internal associates. There are three primary types of sites that are currently being developed: Internet, Extranet and Intranet. Internet sites can be viewed by anyone on the Internet and may contain informational pages or conduct e-commerce. Extranet sites are secured and viewable only by selected individuals, through a password or personal identification number. These sites are typically used as commerce and communication tools between businesses and their suppliers or businesses and their customers, if a membership is required. Intranet sites are also secured, but are typically characterized as a communication tool between a business and its internal associates. These sites are often used to provide the latest company information, such as employee and benefit handbooks as well as operating data. The Company believes that each of these above mentioned types of sites provide efficient and low-cost alternatives to current publishing and broadcasting models.



(2

WEB SITES

A Web site is a compilation of computer documents at a specific address or Universal Resource Locator (URL). Each document within a Web site is called a page. A Web site may be static and contain only a few pages or it may be dynamic with hundreds of pages and constantly changing information.

The Company believes that certain technological advances have increased the acceptance of the Internet, including: faster and more efficient personal computers and modems, the introduction of easy-to-use Web browsers, the availability of informational, entertainment and commercial software applications and improved security features. As a result, many business and individual consumers are choosing to use it as their primary commerce and communications tool.

CLIENTS AND SERVICES

The Company designs, develops and implements customized software applications that allow its clients to gather and communicate business information through the Internet. The Company believes that an online presence should function as an integrated piece of an organization's overall marketing, commerce and business strategy. The Company's services with respect to a particular client's interactive Web site may fall within any combination of up to three major areas: Web site planning, Web site development and Web site maintenance.

WEB SITE PLANNING. The Company's process of developing a Web site begins with planning. Web site planning generally consists of: 1) high level marketing and business process consultation called the Scope Analysis; and 2) detailed specifications of a site's feature set and functionality called the Blueprint.

1. SCOPE ANALYSIS. The Scope Analysis is the first step in the Planning Phase and an integral part of the overall development process. In the Scope Analysis, the client's business case is documented; goals, objectives and priorities are outlined; the development team is identified; roles within the team are agreed upon; and an initial architectural plan is presented. An essential component of the Scope Analysis is the review or creation of the client's strategic plan for its online endeavor. The Company engages in two principle forms of strategic consultation.

     - INTERNET MARKETING CONSULTATION. The Company believes that one of its strengths is its knowledge and utilization of online marketing principles. Web sites created by the Company are designed with the idea that the end product should be an integrated part of the client's overall marketing plan. The Company believes that its use of marketing principles during development differentiates the Company from its competitors.

     - INTRANET BUSINESS PROCESS CONSULTATION. Many of the marketing principles used in designing an Internet Web site are also applied by the Company in designing Intranet Web sites for its clients. Utilizing online marketing principles, the Company and client identify the target audience and match applicable information with the appropriate recipient. In addition, the Company consults with its clients as to utilization of the Web for extensions of the client's internal information systems and enterprise applications to geographically dispersed facilities, remote offices and mobile employees. The Company seeks to design Web sites in a manner that will enable its clients to achieve operational efficiencies and cost reductions.

2. BLUEPRINT. The technical plan, or Blueprint, prepared by the Company for each client describes in detail the Web site objectives, design strategy and tactics, reporting requirements, technical specifications, review and testing processes, program management and communication protocols, site promotion, future site enhancements and project

                                                                          3)
timeline. In particular, the Company focuses its resources to design Web sites that will provide measurements of actual performance relative to each client's desired measurable results.

WEB SITE DEVELOPMENT. The Company's process of developing interactive Web sites combines six elements: graphic design; multimedia production; custom programming; database development; legacy systems integration; and quality assurance.

     - GRAPHIC DESIGN. The visual nature of the Web allows the Company to produce for its clients a Web site that communicates with the site visitor using both text and graphic design. The Company employs personnel skilled in presenting text which is consistent with the client's overall marketing strategy and in providing sophisticated art direction that is visually stimulating and capable of capturing the target audience's attention.

     - MULTIMEDIA PRODUCTION. The Company develops Web sites utilizing still photographs, full motion video, dynamically generated charts and graphs and animation. Any or all of these features may be used to appeal to a client's target audience on a Web site. Although these features are used routinely for marketing to parties external to the client, such features may also be used as part of a client's internal communications strategy.

     - CUSTOM PROGRAMMING. Developing Web sites that permit real-time, one-to-one interaction with site visitors requires specialized computer programming beyond simple HTML development skills. To address these programming needs, the Company employs a team of highly trained developers and information designers with specific expertise in developing customized Web applications, creating and testing the usability of Web applications and providing information design evaluation and implementation services.

     In addition to HTML development skills, Company personnel have expertise in and regularly use such tools and technologies as Microsoft-Registered Trademark- Visual Basic-Registered Trademark- programming language, Microsoft Visual Basic-Registered Trademark- Scripting Edition,
     Microsoft Internet Information Server-Registered Trademark- Active Server Pages, Microsoft Component Object Model (COM) Middleware platform, W3C Document Object Model (DOM) client scripting platform, Microsoft Visual J++(a), Microsoft Visual C++-Registered Trademark-, Microsoft FrontPage -Registered Trademark-, Microsoft Visual SourceSafe-Registered Trademark-, Microsoft Visual InterDev-Registered Trademark-, Microsoft Certificate Server-Registered Trademark-, Allaire ColdFusion-Registered Trademark-, JavaScript, VBScript-Registered Trademark-, ActiveX-Registered Trademark-components, Secure Sockets Layer (SSL) encryption, Virtual Private
     Networks (VPNs), Sun's Java-Registered Trademark- programming language, UNIX, PERL and CGI Scripting.

     - DATABASE DEVELOPMENT. Sophisticated Web application development requires the collection and manipulation of online database information. To meet this need, the Company employs highly skilled personnel with specific expertise in analyzing business information needs, creating complex data models, mining databases for information that support business objectives and implementing complex relational database designs using the Microsoft-Registered Trademark- SQL Server-Registered Trademark-
     Database Product. These database systems are designed to function in conjunction with other server products including Microsoft Internet Information Server-Registered Trademark- integrated with Microsoft Windows NT-Registered Trademark-, Apache Web Server on Linux and Solaris, Microsoft Exchange Server-Registered Trademark-, Microsoft Transaction Server-Registered Trademark-, Microsoft Site Server-Registered Trademark-Enterprise Edition (including Microsoft Commerce Server-Registered Trademark- and the Microsoft Personalization Server-Registered Trademark-) and UNIX.

     - LEGACY SYSTEMS INTEGRATION. A key component of a Web site is its ability to be integrated into a client's internal legacy information systems, both as those systems exist currently and as they change over time. The Company employs technical personnel with expertise in analyzing and documenting clients' existing internal systems, defining and developing data feeds as both output from, and input to, legacy systems and creating Web site designs that are versatile enough to facilitate a changing information landscape.

(4

     - QUALITY ASSURANCE. Large and complicated Web applications require a significant effort to test. To this end, fine.com employs highly skilled test and quality assurance personnel to develop test plans; perform integration, systems and performance testing; and document system defects in the Company's internally developed test management systems.

WEB SITE MAINTENANCE. Maintaining and updating a Web site serves to protect a client's investment in its site. Such maintenance may include supporting, augmenting and enhancing the information collection and analysis efforts provided for in the Web site's Blueprint. In some cases, certain maintenance activities may be performed directly by the client due to features designed and implemented by the Company when creating the Web site. The Company, pursuant to written agreements with clients in addition to the original Web site development agreement, will frequently provide ongoing marketing and business process consultation, Web site content updates, refreshment of graphic and multimedia content and database management.

     - CONTENT UPDATES AND GRAPHIC REFRESHES. Both content updates and graphic refreshment are driven by the interactive nature of a Web site. As an interactive media, a Web site provides a virtually instantaneous gauge of its communications effectiveness. This feedback allows the client to continuously modify the form and content of a Web site message to improve its effectiveness.

     - DATABASE MANAGEMENT. Databases experiencing large volumes of original input normally require periodic maintenance to ensure the integrity and usefulness of the data. The Company performs such functions for certain of its clients.

COMPETITION

The Internet-related interactive marketing industry is highly competitive. The Company expects competition for its services to intensify in the future. Due to the rapidly evolving nature of the Internet, competition also is characterized by pressures to adopt and utilize new capabilities and technologies to respond rapidly to evolving client requirements.

The Company faces competition from a number of competitors, some or all of which may provide Web site planning, creation or maintenance services. Direct competitors include: (1) prospective clients that perform Web site develop ment services in-house; (2) Web site service firms, such as K2 Design Inc., iXL Corporation, Free Range Media, Razorfish Inc., Red Sky Interactive, Inc., and USWeb/CKS Corp.; (3) Internet-oriented advertising agencies such as The Leap Group and THINK New Ideas, Inc.; and (4) established online service companies, advertising agencies, direct Internet access providers as well as specialized and integrated marketing communication firms, all of which are entering the Web site planning, creation, or maintenance markets in varying degrees and are competing with the Company, and many of which have announced plans to offer expanded Web site planning, development and/or maintenance services. Many of the Company's competitors or potential competitors have longer operating histories, longer customer relationships and significantly greater financial, management, technological, development, sales, marketing and other resources than the Company. The Company also competes on the basis of creative and technical talent, price, customer service and responsiveness. There can be no assurance that the Company will be able to compete effectively and its inability to do so would have a material adverse impact on the Company.

EMPLOYEES

As of January 31, 1999, the Company had 69 full-time employees. The Company has no labor contracts or collective bargaining agreements. The Company considers its relations with its employees to be good.


                                                                           5)

FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY AND ITS BUSINESS. THIS REPORT MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVE," "EFFECT," "ESTIMATE," "EXPECT," "MAY," "WILL" AND SIMILAR EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS REPORT.

RECENT OPERATING RESULTS AND LIQUIDITY. For the 1999 fiscal year, the Company had losses of approximately $3.6 million. A portion of these losses were attributable to certain charges taken in the third and fourth quarters for office closure costs, write-offs for certain accounts receivable and work-in-progress considered by management to be uncollectible or unbillable, and cost overruns on fixed-fee projects. The Company believes that its cash and cash equivalents will be sufficient to fund its operations through January 31, 2000. The Company believes that it has taken appropriate action to realign and strengthen the Company's operations, including a plan to strategically grow sales, increase internal productivity and decrease its overhead cost structure. However, there can be no assurances that the Company will be able to achieve profitable operations. Further development and establishment of the Company's business may require additional financing. The Company believes that additional financing could be obtained from various sources, including certain existing shareholders and other investors and financial institutions not yet identified. In the event that additional financing is delayed or not able to be obtained on satisfactory terms, if at all, the Company may need to reduce its expenditures. There can be no assurance that additional capital, on a debt or equity basis, will be obtained or if obtained that it will be on economically viable terms.

UNCERTAINTIES REGARDING ADOPTION OF NEW MEDIA BY MARKETING COMMUNICATIONS INDUSTRY; LIMITED OPERATING HISTORY. The market for information gathering and dissemination through electronic media such as the Internet has only recently begun to develop. This rapidly evolving market is characterized by an increasing number of market entrants who have introduced or developed products and services for communication and commerce through new electronic media. Demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. Additionally, the Company has a limited operating history upon which an evaluation of the Company's prospects can be made. There can be no assurance that commerce and communication through new electronic media will continue to grow or that the Company will be successful in addressing the risks encountered by companies which are operating in rapidly evolving markets. The use of new electronic media in marketing, information gathering and dissemination, particularly by businesses that have historically relied upon traditional means of marketing, generally requires the acceptance of new methods of conducting business and exchanging information. If commerce and communication through new electronic media fail to gain widespread acceptance or develop more slowly than expected, the Company would be materially adversely affected.

RELIANCE ON MANAGEMENT AND KEY EMPLOYEES. The Company is dependent upon the services of certain key personnel, the loss of whose services would have a material adverse effect on the Company. In particular, the Company depends on the services of Daniel M. Fine, Chairman and Chief Executive Officer. The Company has obtained $100,000 of key person insurance on the life of Mr.
Fine. In addition, the Company is dependent upon the services of qualified and experienced marketing, technical and creative personnel. The Company generally does not enter into employment agreements with such personnel, and such personnel are employed on an at-will basis. There can be no assurance that any of these persons will remain employed by the Company or that these persons will not participate in businesses that compete with the Company in the future. In seeking qualified personnel, the Company is required to compete with companies having greater financial and other resources and prospects than the Company. In particular, in the Seattle, Washington market, there are an increasing number of software and/or Internet companies that compete for the services of skilled developers and software designers. The Company's future success is dependent on its ability to attract and retain qualified personnel, and failure or inability to hire or retain key personnel would have a material adverse affect on its financial prospects and operations.

(6

COMPETITION. The market for the Company's services is highly competitive and is characterized by demands to adopt and utilize new capabilities and technologies, and to respond rapidly to evolving client requirements. The Company faces competition from a number of sources, including potential clients that perform Web site planning, creation and maintenance services in-house. Other sources of competition include Web site service firms, communications, telephone and telecommunications companies, computer hardware and software companies, established online services companies, direct Internet access providers, advertising agencies and specialized and integrated marketing communication firms, all of which are entering the Web site planning, creation and maintenance markets in varying degrees. Many of the Company's competitors have announced plans to offer expanded Web site planning, creation and/or maintenance services and many of such competitors or potential competitors have longer operating histories, longer customer relationships and significantly greater financial, management, technological, development, sales, marketing and other resources than the Company. The Company expects competition to intensify in the future, as anticipated growth in the industry attracts other participants. There can be no assurance that the Company will be able to compete effectively, if at all, and its inability to do so would have a material adverse effect on the Company.

PRICING OF SERVICES AND BIDDING ON WEB DEVELOPMENT PROJECTS. The Company attempts to price its services and bid on Web development projects in a manner which considers competitive factors, the value perceived by its clients and its internal cost structure. Certain projects are contracted on a time and materials basis where the Company bills for hours and costs incurred by its staff on client projects. Other projects are priced and billed on a fixed-fee basis or on a not-to-exceed ceiling in the contractual price. On fixed-bid contracts the Company attempts to take into account estimated direct and indirect costs associated with the project, associated allocations of overhead and factors related to specific technology or process risks associated with the complexity of the project. The Company believes that it has refined its internal processes to appropriately estimate the costs of performing on a fixed-fee basis. However, the failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-fee contract may reduce the Company's profit or cause a loss on a particular project. Unforeseen costs or other factors may arise that could materially delay the project or otherwise increase the Company's cost of performance. In addition, for fixed-fee or other similar projects, there can be no assurance that the Company's contractual revenues will exceed its direct and indirect costs attributable to such projects.

RISK OF INTERNATIONAL OPERATIONS. A portion of the Company's revenues are derived from its operations in Japan, through its relationship with Mitsui and Co., Ltd. In order to be successful in doing business in another country such as Japan, the Company is required to understand and adapt to different societal, business and cultural expectations and needs. The Company's ability to effectively manage its operations in Japan will depend, in part, on its ability to respond to differing cultural expectations and to develop and maintain relationships with its foreign clients. In addition, the Company's operations may be affected by changes in economic, political and governmental conditions in Japan or Asian Pacific countries.

LACK OF PROPRIETARY PROTECTION; INTELLECTUAL PROPERTY RIGHTS; RISK OF INFRINGEMENT; POSSIBLE LITIGATION. The Company believes that its business is not dependent upon any patents, copyrights or trademarks, and the Company does not currently have any registered patents, copyrights or trademarks. Consequently, the Company relies solely on a combination of common law and statutory law to protect its trademarks, proprietary information, know-how and trade secrets. The majority of the Company's current agreements with its clients contain provisions granting to the client intellectual property rights to certain of the Company's work product, including customized programming that is created during the course of a project. The Company anticipates that agreements with future clients may contain similar provisions. Other existing agreements to which the Company is a party are, and future agreements may be, silent as to the ownership of such rights. To the extent that the ownership of such intellectual property rights is expressly granted to a client or is ambiguous, the Company's ability to reuse or resell such rights will or may be limited.

                                                                          7)

The Company utilizes technology developed by third parties. The Company believes that there are currently sufficient alternative sources of third-party technology which are available to it, if any particular third-party technology that it is currently using were to be discontinued or otherwise become unavailable. However, there can be no assurance that licenses for any technology owned or developed by third parties that might be required for provision of the Company's services will be available in the future on reasonable terms, or at all. The Company's inability to obtain any such licenses could have a material adverse effect on its business and operations. Although the Company does not believe that either its services or its utilization of technology owned by third parties infringes the proprietary rights of any third parties, there can be no assurance that third parties will not in the future assert claims against the Company based on such services or utilization or that any of those claims would not be successful. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights and to protect its proprietary information, to determine the validity and scope of the proprietary rights of third parties or to defend against claims of infringement or invalidity. Litigation of this nature, whether or not successful, could result in substantial costs and diversion of resources and management time, which could have a material adverse effect on the Company. Furthermore, third parties making claims against the Company could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could directly or indirectly prohibit the Company from providing certain services. A judgment of this nature could have a material adverse effect on the Company.

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

DEPENDENCE UPON CONTINUED DEVELOPMENT OF ACCESS TO AND INFRASTRUCTURE OF THE INTERNET. The Company's ability to generate revenues from the planning, development and maintenance of commercial Web sites will depend upon the continued development of an infrastructure for providing Internet access and carrying Internet traffic. The Internet may not prove to be a viable commercial marketplace due to inadequate development of the necessary infrastructure or delays in the development of complementary products. Moreover, other critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access, and quality of service) are being developed and delays or inabilities to find solutions may adversely impact the anticipated growth of Internet use. It is difficult to predict whether the Internet will prove to be and remain a viable commercial marketplace. If the infrastructure and complementary products necessary to support the Internet's commercial viability are not developed or if the Internet does not become a viable marketplace, the Company would be materially adversely affected.

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

YEAR 2000 EXPOSURE. The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. The Company is in the process of completing its review of the potential impact of Year 2000 issues on its internal and external systems and does not antici-


(8
pate any significant costs, problems or uncertainties associated with the Year 2000 issue. The Company believes that its internally developed solutions are Year 2000 compliant. However, there can be no assurance that the Company's products do not contain undetected errors or defects associated with Year 2000. In addition, despite the Company's testing and other assurances, if any, the Company may receive from third-party providers of software or technology incorporated into the Company's products, the Company's products may contain undetected errors or defects associated with Year 2000 date functions, which may result in material costs to the Company. Failure of the Company or its software providers to adequately address the Year 2000 issues could adversely affect the Company's business operations.

In addition, the Company develops customized Web applications for its clients, some of which include date related data. The client and/or other vendors further customize many of the Company's applications after its involvement with the project has ended. While the Company believes that its current products are Year 2000 compliant, there can be no assurance that some of its previously completed applications continue to meet Year 2000 compliance standards. Also, due to the fact that the Company's applications are owned and managed by its clients, there can be no assurance that the applications have been tested to verify for Year 2000 compliance.

DEPENDENCE ON MICROSOFT. The Company is dependent upon its expertise with Microsoft software and relies upon such software in creating Web sites for the Company's clients. Although the Company participates in the Microsoft Solution Provider Partner and Site Builders Network programs, there can be no assurance that its relationship with Microsoft will continue or that the Company will continue to derive benefits from that relationship. In addition, if Microsoft's products, standards or approach to the Internet or other markets were to fall into disfavor or other parties were able to develop products, standards or approaches which had greater market acceptance than those offered by Microsoft, the Company could be materially adversely affected. Although the Company has developed expertise in UNIX systems through its acquisition of Meta4 Digital Design, Inc., it is still primarily dependent on its expertise with Microsoft software. Accordingly, any failure of the Company to maintain its expertise in Microsoft systems or any negative changes to Microsoft or its operating systems could have a material adverse effect on the Company.

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

ITEM 2.  PROPERTIES

The Company's headquarters currently occupy approximately 15,650 square feet of an office building at 1525 Fourth Avenue, Seattle, Washington at a monthly rent of approximately $22,105. Such payments include the Company's allocable share of certain real property taxes and building operating expenses. The remaining lease term expires on April 30, 2005. The Company leases approximately 7,100 square feet of office space in Livingston, New Jersey for

                                                                           9)
its NorthEast operations. The Livingston lease has an expiration of March 2002 and has a monthly rent expense of approximately $11,538. The Company also leases approximately 550 square feet of office space on a month-to-month basis in Bethesda, Maryland for its Washington, D.C. office. The Bethesda lease has a monthly rent expense of approximately $6,035.

The Company continues to lease approximately 8,000 square feet at its prior headquarters at 1118 Post Avenue, Seattle, Washington at a monthly rent of approximately $8,608. The remaining lease term expires in April 2001; however the Company has sublet all of this space to a third party for the remainder of the term of the lease. In addition, following the Company's acquisition of Pacific Analysis and Computing Corporation in February 1998, the Company assumed Pacific Analysis' office lease for approximately 3,355 square feet in Bellevue, Washington at a monthly rent of approximately $5,462. The term of such lease expires on October 31, 2002. The Company has sublet all of this office space to a third party for the remainder of the term of the lease. Sublease income from the above two leases approximates $13,500 per month. See
Note 6 in "Notes to Financial Statements" for a summary of future operating lease commitments.

ITEM 3.  LEGAL PROCEEDINGS

As of April 21, 1999, the Company was not involved in any legal proceedings. However, as is typical for companies in the ordinary course of business, the Company is from time to time the subject of lawsuits. Certain of such proceedings may be covered under insurance policies or indemnification agreements. Due to the inherent uncertainties of litigation, there is a risk that the outcome of any future litigation could materially harm the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the 1999 fiscal year.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

The common stock is traded on The Nasdaq SmallCap Market under the symbol "FDOT." The following table sets forth the high and low closing sale prices for the common stock, beginning on August 12, 1997, the date which the Company completed its initial public offering at a price of $6.50 per share, as reported by The Nasdaq SmallCap Market.

(10

                                                            High      Low
                                                     ------------------------
Year ended January 31, 1998

    Third Quarter (from August 12) ..................      $8.88     $6.50
    Fourth Quarter ..................................      $7.25     $4.38

Year ended January 31, 1999

    First Quarter ...................................      $6.38     $4.50
    Second Quarter ..................................      $6.06     $3.50
    Third Quarter ...................................      $4.88     $1.38
    Fourth Quarter ..................................      $3.88     $1.88



HOLDERS

As of April 21, 1999 there were 47 stockholders of record of the common stock, although there were a larger number of beneficial owners.

DIVIDENDS

The Company has never declared or paid cash dividends on its common stock. The Company intends to retain all future earnings to finance future growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

CHANGES IN SECURITIES AND USE OF PROCEEDS

From August 12, 1997, the effective date of the Company's Registration Statement on Form SB-2, as amended (file number 333-26855), relating to the Company's initial public offering of the Company's common stock, through the end of the Company's fiscal year ended January 31, 1999, the Company has applied its net $6,228,000 proceeds as follows:

     Net proceeds from IPO ...................................................................  $ 6,228,000
     Accounts receivable, work-in-process and other working capital requirements .............   (2,367,000)
     Capital expenditures for fixed assets ...................................................   (1,916,000)
     Acquisition of Meta4 and other businesses ...............................................     (450,000)
     Repayment of indebtedness ...............................................................     (545,000)
                                                                                                -----------
     Unapplied proceeds held in money market funds at January 31, 1999 .......................  $   950,000
                                                                                                -----------
                                                                                                -----------


RECENT SALES OF UNREGISTERED SECURITIES

None.


                                                                          11)

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes appearing in this Annual Report.

OVERVIEW

The Company plans, develops and maintains Web sites for major national and international corporate clients and others. In addition, the Company provides consulting services to its clients as to the strategic uses of the Internet to further their corporate goals and objectives. Such services relate to e-commerce, Intranet and Extranet applications, and the intricacies of utilizing the Internet on an international basis.

The Company generates the majority of its revenues from fees associated with the planning and development of commercial Web applications for clients. These fees are generally earned pursuant to fixed-fee, time and materials or cost reimbursement contracts (with terms typically ranging from two to seven months). Revenues generated from these contracts are recognized under the percentage-of-completion method (based on the ratio of costs incurred to total estimated project costs). All other revenue is recorded on the basis of performance of services. The Company assumes greater financial risk on fixed-fee contracts than on either time and material or cost-reimbursable contracts. The failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-fee contract may reduce the Company's profit or cause a loss on a particular project.

The Company's Web site development process utilizes marketing expertise and state-of-the-art interactive database compilation and dissemination techniques and technologies. Through the planning, development and maintenance of interactive Web presentations, the Company enhances clients' marketing campaigns and fosters the collection of demographic data which is utilized by clients.

Through fiscal year 1998, the Company conducted all of its operations from its headquarters in Seattle, Washington. In fiscal 1999, the Company began a process of opening domestic and international offices, for the purposes of both better serving existing clients as well as expanding the Company's business in new markets. During the fiscal year, the Company opened and subsequently closed regional offices in Santa Monica, California and London, England, due to their inability to generate expected levels of revenues and earnings. In connection with the closure of these offices, the Company recorded closure costs and operating losses in fiscal 1999 of approximately $755,000.

On July 31, 1998, the Company merged with Meta4, a non-public company, that provides Internet-based business solutions in the north east and the Company has maintained operations at the Meta4 offices in New Jersey. At January 31, 1999, the Company had 21 employees at its New Jersey office. The Company's major clients serviced through the New Jersey office include General Electric Company, Fuji Photo Film U.S.A., Inc., and WOWFactor. The Meta4 merger better enabled the Company to provide service to the New York and New Jersey areas, provide expertise in UNIX to complement the Company's historical Microsoft NT expertise and provide additional resources to execute large operating system projects. The merger was treated for accounting purposes as a pooling-of-interests.

As of January 31, 1999, the Company had regional offices located in Bethesda, Maryland and Livingston, New Jersey. The Company operates most of its business and derives most of its revenues from its headquarters in Seattle, Washington where it has 45 employees.

(12

In November 1998 the Company began implementation of an operational realignment focused on strategically growing sales, increasing its internal productivity, decreasing its overhead cost structure, analyzing its existing contracts and examining its receivable and asset base. As a result, the Company has refocused its sales initiatives on the high-end, interactive Web development market to leverage the skills and scale of its Internet development teams. In addition, the Company has taken steps to improve internal productivity and staff utilization levels and implemented a revised organizational structure including the hiring of a new Executive Vice President of Finance and Operations.

In connection with the realignment, the Company recorded certain charges to earnings in the third and fourth quarters of fiscal 1999 of approximately $628,000 and $358,000, respectively, consisting primarily of (a) severance payments and salary adjustments of $120,000, (b) an increase of $220,000 to the accounts receivable reserves for accounts considered by management to be uncollectable or unrealizable (c) write-offs in the amount of $308,000 for certain assets and work-in-progress considered by management to be uncollectable or unbillable and (d) $338,000 attributable to incremental office overhead and closure costs of the London office.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JANUARY 31, 1999 AND 1998

GROSS REVENUE. Consolidated gross revenue for the fiscal year ended January 31, 1999 and 1998 was $6,133,000 and $6,023,000, respectively. The 2%
increase was due to a slight increase in the complexity of the projects undertaken.

DIRECT SALARIES AND COSTS. Direct salaries and costs include all internal labor costs and other direct costs related to project performance, such as project specific independent contractor fees, supplies and specific project-related expenditures. The Company's consolidated direct salaries and costs were $4,164,000 and $3,902,000 for the fiscal year ended January 31, 1999 and 1998, respectively, representing a 7% increase from the prior period. As a percentage of gross revenues, direct salaries and costs were 68% for the fiscal year ended January 31, 1999, as compared to 65% for the prior period. This increase in direct salaries and costs to fiscal 1999 from fiscal 1998 consisted primarily of an increase in amounts paid as direct salaries, payroll taxes and benefits to $3,638,000 from $2,272,000 for the fiscal years ended January 31, 1999 and 1998, respectively, due to an increase in the number of employees and new offices opened by the Company during fiscal 1999. In addition, direct salaries and costs included costs paid to independent contractors of $120,000 and $890,000 respectively for fiscal year 1999 and 1998. This 87% decrease reflects reduced dependence on outside contractors as internal staffing resources increased in fiscal year 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses were $5,776,000 and $2,243,000 for the fiscal year ended January 31, 1999 and 1998, respectively. These expenses consisted of sales and administrative salaries, office rent and related occupancy costs, marketing and new business development costs, depreciation of fixed assets, professional fees, telephone and related Internet connectivity fees, computer network costs, office expenses and supplies. The amounts for the fiscal year ended January 31, 1999, include (a) $450,000 of merger and acquisition costs associated with the acquisition of Meta4 on July 31, 1998,
(b) additional charges of approximately $648,000 incurred in the third and fourth quarters of fiscal 1999 relating to an operational realignment which included severance payments, an increase to the accounts receivable reserve and write-offs of certain assets and uncollectable or unbillable work-in-progress and (c) charges of approximately $338,000 incurred in fiscal 1999 in connection with the incremental office overhead and closure costs of the London office. As a percentage of gross revenues, the selling, general and administrative expenses increased from 37% to 94% from fiscal 1998 to fiscal 1999. The increase in selling, general and administrative expenses was primarily a result of the charges in connection with the Company's operational realignment and office closures. The Company believes that its operational realignment and office closures should result in lower levels of selling, general and administrative costs in future periods. The increase in

                                                                          13)
expense in fiscal 1999 from 1998 was also attributable to increased sales and administrative salaries, marketing and new business development costs, depreciation of fixed assets, professional fees and office rent and related occupancy costs.

TAXES. During fiscal 1999, the Company recorded a tax benefit of $102,000, which represented the tax benefit associated with the carryback of the operating losses to previous years. No future income tax benefit has been recorded for remaining deferred tax assets due to the uncertainties of realization of these net operating loss carryforwards.

NET LOSS. The Company recognized a consolidated net loss of $3,566,000 for the fiscal year ended January 31, 1999 as compared to a net loss of $55,000 for the same period in fiscal 1998. The decrease in profitability is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its capital requirements through borrowings from commercial lenders, proceeds from its initial public offering and private placements of its capital stock. The Company had cash, cash equivalents and marketable securities in the aggregate amount of $1,521,000 at January 31, 1999. The Company's working capital decreased $1,625,000 from $3,309,000 at January 31, 1998 to $1,684,000 at January 31, 1999.

Operating activities for the fiscal year ended January 31, 1999 required net cash in the amount of $3,430,000, primarily due to the net loss incurred and increases in accounts receivable. Accounts receivable increased $856,000, from $1,097,000 at January 31, 1998 to $1,953,000 at January 31, 1999. As
part of its operational realignment, the Company implemented a plan to examine its assets and receivables and to increase collections of its accounts receivable. Through April 15, 1999, the Company had collected approximately $1,700,000 of the fiscal 1999 year-end accounts receivable balance.

Net cash provided by investing activities of $2,962,000 during the fiscal year ended January 31, 1999 was primarily due to the proceeds from the sale of $3,948,000 of marketable securities offset by the purchase of certain equipment and furniture, requiring cash expenditures in the amount of $1,037,000. These equipment purchases were primarily for computer hardware and software, furniture, fixtures and leasehold improvements to accommodate an increase in Company personnel. Net cash provided from financing activities was $417,000, which was primarily due to a short-term borrowing of $500,000 from the Company's Revolving Line of Credit.

At January 31, 1999, the Company had in place a Revolving Line of Credit with its bank in the amount of $750,000, of which $500,000 had been drawn upon. At fiscal 1999 year-end the Company was out of compliance with certain covenants contained in its Revolving Line of Credit with its bank, including requirements for minimum working capital, minimum tangible net worth and excess losses in the fourth quarter. On April 2, 1999 the Company received a waiver on its non-compliance with the bank covenants. The Company has renegotiated terms with its bank and has received a commitment letter from the bank to enter into a revised credit facility. The terms of the revised credit facility provide for a line of credit in the amount of $750,000, to expire on September 1, 1999. Amounts outstanding under the revised credit facility will bear interest at the bank's prime rate plus 0.25% per annum (an effective rate of 8% at April 22, 1999). The facility is secured by all accounts receivable of the Company and such other property and assets of the Company as the bank may require, and contains modified financial covenants and restrictions, including a restriction on payment of dividends.

The Company believes that its existing cash and cash equivalent balances, expected cash generated from operations and its revised credit facility will be sufficient to fund its operations through fiscal 2000. The Company believes that its cash and cash equivalents will be sufficient to fund its operations through January 31, 2000. The Company believes that it has taken appropriate action to realign and strengthen the Company's operations, including a plan to strategically grow sales, increase internal productivity and decrease its overhead cost structure. However, there can be no assurances that the Company will be able to achieve profitable operations. Further development and establishment of

(14
the Company's business may require additional financing. The Company believes that additional financing could be obtained from various sources, including certain existing shareholders and other investors and financial institutions not yet identified. In the event that additional financing is delayed or not able to be obtained on satisfactory terms, if at all, the Company may need to reduce its expenditures. There can be no assurance that additional capital, on a debt or equity basis, will be obtained or if obtained that it will be on economically viable terms.

SEASONALITY AND INFLATION

The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

YEAR 2000 READINESS DISCLOSURE

The Year 2000 problem is the potential for system and processing failures of date-related data arising from the use of two digits by computer-controlled systems, rather than four digits, to define the applicable year for dates after December 31, 1999. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar ordinary business activities. The Year 2000 problem is not limited to information technology systems, but may also impact embedded systems, such as those that control elevators, alarm systems and many other devices.

The Company has examined all of its internal systems, both hardware and software, that constitute core components of its operations, including both computer systems and elements of the office environment. The Company believes that its internal hardware and software systems will function properly with respect to dates in the year 2000 and thereafter. Nonetheless, there can be no assurance in this regard until such systems are operational in the year 2000. In the judgement of management, the Company's exposure from its internal systems is minimal, the cost of recovery will be insignificant, and its business will not be materially adversely impacted.

As a general matter, the Company builds its software on third-party products, such as Microsoft's Windows NT and UNIX, which have been represented as Year 2000 compliant. Despite the Company's testing and other assurances, if any, the Company may receive from third-party providers of software or technology incorporated into the Company's products, the Company's products may contain undetected errors or defects associated with Year 2000 date functions, which may result in material costs to the Company. The Company does not specifically warrant to clients that its work will be Year 2000 compliant, although certain clients have requested and received such warranties. In such cases, the Company does not warrant the compliance of third-party software; rather, the Company warrants only that software created by the Company will be Year 2000 compliant. In addition, the Company generally provides clients with a limited 90-day warranty on its services and products, and the Company believes that many clients provide further updates or additions to their Web sites after delivery by the Company and the Company cannot assess the Year 2000 compliance of any such additions. However, even absent a specific Year 2000 warranty or other warranty, there is a risk that clients for whom the Company has created or implemented software will attempt to hold the Company liable for any damages that result in connection with Year 2000 problems.

The Company is also examining Year 2000 issues as they relate to third-party vendors, suppliers and service providers with which it has a material relationship. In the judgement of management, internally used third-party tools, such as operating systems, databases and other design and development applications, are materially Year 2000 compliant. Management believes that any failures of these systems would have negligible impact on the Company's operations.

Historical and estimated future costs of Year 2000 remediation are not significant. The Company is in the process of establishing a contingency plan and expects it to be in place prior to December 31, 1999.

                                                                          15)

ITEM 7.  FINANCIAL STATEMENTS


REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
fine.com International Corp.

We have audited the accompanying consolidated balance sheets of fine.com International Corp. as of January 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of fine.com International Corp. at January 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                   /s/ ERNST & YOUNG LLP


Seattle, Washington
April 2, 1999, except for Note 5 as to
    which the date is April 22, 1999



(16

                           FINE.COM INTERNATIONAL CORP.

                           CONSOLIDATED BALANCE SHEETS


                                                                                         January 31,
                                                                               ------------------------------
                                                                                    1999            1998
                                                                               ------------------------------
Assets
Current assets:
     Cash and cash equivalents ..............................................  $ 1,521,301      $ 1,571,861
     Marketable securities ..................................................           --        1,593,032
     Accounts receivable, less allowances of
         $108,000 in 1999 and $55,000 in 1998 ...............................    1,952,694        1,097,354
     Costs and profits in excess of billings or uncompleted contracts .......       14,292          191,841
     Prepaid expenses and other .............................................       68,830          157,780
     Notes receivable from officer ..........................................       21,794           26,686
                                                                               ------------------------------
         Total current assets ...............................................    3,578,911        4,638,554

Marketable securities .......................................................           --        2,325,236
Equipment and furniture, net ................................................    1,414,338          677,560
Other long-term assets ......................................................       76,850          103,561
Deferred income tax assets ..................................................           --          220,318
                                                                               ------------------------------
         Total assets .......................................................  $ 5,070,099      $ 7,965,229
                                                                               ------------------------------
                                                                               ------------------------------

Liabilities and Shareholders' Equity
Current liabilities:

     Note payable to bank ...................................................  $   500,000      $        --
     Accounts payable .......................................................      427,420          395,267
     Accrued expenses .......................................................      332,963           48,581
     Advance payments .......................................................           --           70,500
     Billings or uncompleted contracts in excess of costs and profits .......      536,860          422,101
     Contract loss reserve ..................................................       40,218               --
     Deferred income tax liabilities ........................................           --          322,337
     Current portion of capital lease obligations ...........................       57,602           71,166
                                                                               ------------------------------
         Total current liabilities ..........................................    1,895,063        1,329,952

     Capital lease obligations, less current portion ........................       52,228           70,436
     Shareholders' equity:
         Common stock, no par value:
              10,000,000 shares authorized, 2,669,590 shares issued and
              outstanding at January 31, 1999; and 2,633,720 shares issued
              and outstanding at January 31, 1998 ...........................    6,906,409        6,737,929
     Accumulated deficit ....................................................   (3,783,601)        (143,592)
     Accumulated other comprehensive loss ...................................           --          (29,496)
                                                                               ------------------------------
     Total shareholders' equity .............................................    3,122,808        6,564,841
                                                                               ------------------------------
         Total liabilities and shareholders' equity .........................  $ 5,070,099      $ 7,965,229
                                                                               ------------------------------
                                                                               ------------------------------

                                                                          17)

                          FINE.COM INTERNATIONAL CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        Fiscal Year
                                                                                      Ended January 31,
                                                                                --------------------------
                                                                                    1999            1998
                                                                                --------------------------
Gross revenue ...............................................................   $ 6,133,275    $ 6,023,402
Direct salaries and costs ...................................................     4,163,513      3,901,570
                                                                                --------------------------
Gross profit ................................................................     1,969,762      2,121,832

Selling, general and administrative expenses ................................     5,776,428      2,243,480
                                                                                --------------------------
Operating loss ..............................................................    (3,806,666)      (121,648)

Other income (expense):
     Interest income ........................................................       168,125        176,535
     Interest expense .......................................................       (29,301)       (63,725)
                                                                                --------------------------
Loss before income taxes ....................................................    (3,667,842)        (8,838)

Provision (benefit) for income taxes ........................................      (102,019)        46,567
                                                                                --------------------------
Net loss ....................................................................   $(3,565,823)   $   (55,405)
                                                                                --------------------------
                                                                                --------------------------
Basic and diluted net loss per share ........................................   $     (1.34)   $     (0.03)
                                                                                --------------------------
                                                                                --------------------------

Shares used in computation of basic and diluted net loss per share ..........     2,668,411      1,921,577
                                                                                --------------------------
                                                                                --------------------------


(18

                          FINE.COM INTERNATIONAL CORP.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                    Convertible Preferred                                                    Other
                                      Stock - Series A           Common Stock                           Comprehensive   Total
                                  ---------------------------------------------------   Accumulated         Income   Shareholders'
                                    Shares       Amount     Shares          Amount        Deficit           (Loss)      Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance at February 1, 1997         59,524      $239,918   1,309,196       $269,969      $(88,187)      $      -      $   421,700
   Conversion of Series A
     convertible preferred
     stock into common stock       (59,524)     (239,918)     59,524        239,918             -              -                -
   Issuance of shares in initial
     public offering, net of
     offering costs of $1,994,458        -             -   1,265,000      6,228,042             -              -        6,228,042
   Unrealized loss on
     marketable securities               -             -           -              -             -        (29,496)         (29,496)
   Net loss                              -             -           -              -       (55,405)             -          (55,405)
                                                                                                                      ------------
   Comprehensive loss                                                                                                     (84,901)
                                --------------------------------------------------------------------------------------------------
Balance at January 31, 1998              -             -   2,633,720      6,737,929      (143,592)       (29,496)       6,564,841
   Acquisition of Pacific Analysis
     and Computing                       -             -      35,870        143,480             -              -          143,480
   Adjustment for Meta4 net
     loss for the one month
     ended July 31, 1998                 -             -           -              -       (74,186)             -          (74,186)
   Stock-based compensation
     expense                             -             -           -         25,000             -              -           25,000
   Unrealized gain on marketable
     securities                          -             -           -              -             -         29,496           29,496
   Net loss                              -             -           -              -    (3,565,823)             -       (3,565,823)
                                                                                                                      ------------
   Comprehensive loss                                                                                                  (3,536,327)
                                --------------------------------------------------------------------------------------------------
Balance at January 31, 1999     $        -             -   2,669,590     $6,906,409   $(3,783,601)      $      -      $ 3,122,808
                                --------------------------------------------------------------------------------------------------
                                --------------------------------------------------------------------------------------------------

                                                                          19)

                          FINE.COM INTERNATIONAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Fiscal Year
                                                                                      Ended January 31,
                                                                               ----------------------------
                                                                                   1999            1998
                                                                               ----------------------------
Cash Flows from Operating Activities:
Net loss ....................................................................  $(3,565,823)     $   (55,405)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Depreciation and amortization ..........................................      345,476          181,332
     Deferred income taxes ..................................................     (102,019)          46,567
     Loss on disposal of property and equipment .............................      101,075               --
     Noncash stock-based compensation expense ...............................       25,000               --
     Net changes in operating assets and liabilities:
         Accounts receivable ................................................     (855,340)        (321,130)
         Costs and profits in excess of billings ............................      177,549         (174,021)
         Prepaid expenses and other assets ..................................       43,244         (163,193)
         Deferred offering costs ............................................           --           25,114
         Accounts payable ...................................................       32,153           (3,181)
         Accrued expenses ...................................................      284,382           20,311
         Advance payments ...................................................      (70,500)          70,500
         Billings in excess of costs and profits ............................      114,759          232,640
         Contract loss reserve ..............................................       40,218               --
                                                                               ----------------------------
Net cash used in operating activities .......................................   (3,429,826)        (140,466)

Cash Flows from Investing Activities:
Purchases of marketable securities ..........................................           --       (3,962,198)
Sales of marketable securities ..............................................    3,947,764               --
Purchases of equipment and furniture ........................................   (1,036,611)        (529,574)
Other assets ................................................................       50,711          (60,724)
                                                                               ----------------------------
Net cash provided by (used in) investing activities .........................    2,961,864       (4,552,496)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of issuance costs ...............           --        6,228,042
Increase (decrease) in notes payable to bank ................................      500,000         (140,286)
Payments on capital lease obligations .......................................      (87,490)         (70,887)
Increase (decrease) in note receivable from officer .........................        4,892            3,749
Decrease in note payable to director ........................................           --          (15,000)
                                                                               ----------------------------
Net cash provided by financing activities ...................................      417,402        6,005,618
                                                                               ----------------------------

Net increase (decrease) in cash and cash equivalents ........................      (50,560)       1,312,656
Cash and cash equivalents at beginning of period ............................    1,571,861          259,205
                                                                               ----------------------------
Cash and cash equivalents at end of period ..................................  $ 1,521,301      $ 1,571,861
                                                                               ----------------------------
                                                                               ----------------------------
Supplemental Cash Flow Information:
Interest paid ...............................................................  $    29,301      $    63,725
Equipment acquired through capitalized lease obligations ....................       55,718           59,206
Acquisition of Pacific Analysis and Computing, in February 1998,
     in exchange for 35,870 shares of common stock ..........................      143,480               --

(20

                          FINE.COM INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS
fine.com International Corp. ("fine.com" or the "Company"), was incorporated in the State of Washington on October 15, 1994. The Company plans, develops, maintains and hosts World Wide Web ("Web") sites for major national and international corporate clients and others, utilizing marketing expertise and state-of-the-art interactive database compilation and dissemination techniques and technologies.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

REVENUE RECOGNITION
The Company accounts for long-term contracts under the percentage-of-completion method. Estimated contract earnings are reviewed periodically as work progresses. If such estimates indicate a loss would be incurred on the contract, the estimated amount of such loss is recognized in the period the estimated loss is determined. All other revenue is recorded on the basis of time and material for the performance of services.

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

                                                              Fiscal Year
                                                            Ended January 31,
                                                          ---------------------
                                                            1999         1998
                                                          ---------------------
         Customer A                                          19%          29%
         Customer B                                          19            8
         Customer C                                           6           10

                                                                          21)

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

STOCK-BASED COMPENSATION
The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS No. 123). Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the stock option exercise price. The FASB has proposed certain amendments to APB No. 25 which would require, among other things, (a) variable plan accounting for stock options which have been repriced, and (b) that stock options granted to outside directors would be treated similar to those granted to an outside consultant.

ADVERTISING Advertising costs are expensed as incurred. Advertising expense was $171,158 and $37,474 in the fiscal years ended January 31, 1999 and 1998, respectively.

EARNINGS (LOSS) PER SHARE
Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common stock equivalents, including stock options, warrants, and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive. For fiscal years ended January 31, 1999 and 1998, all such potentially dilutive securities were not included in earnings per share since they were antidilutive.

(22

OTHER COMPREHENSIVE INCOME (LOSS)
In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components in the financial statements. The only item of other comprehensive income (loss) which the Company currently reports is unrealized gain (loss) on marketable securities.

BUSINESS SEGMENTS
In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Information related to segment disclosures is contained in Note 11.

DERIVATIVES
In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Because the Company has never used nor currently intends to use derivatives, management does not anticipate the adoption of this new standard will have a significant effect on earnings or the financial position of the Company.

LIQUIDITY
For the fiscal year ended January 31, 1999, the Company incurred a net loss of $3,566,000. At January 31, 1999, the Company had cash and cash equivalents of $1,521,000 and working capital of $1,684,000. The Company believes that its cash and cash equivalents will be sufficient to fund its operations through January 31, 2000. The Company believes that it has taken appropriate action to realign and strengthen the Company's operations, including a plan to strategically grow sales, increase internal productivity and decrease its overhead cost structure. However, there can be no assurances that the Company will be able to achieve profitable operations. Further development and establishment of the Company's business may require additional financing. The Company believes that additional financing could be obtained from various sources, including certain existing shareholders and other investors and financial institutions not yet identified. In the event that additional financing is delayed or not able to be obtained on satisfactory terms, if at all, the Company may need to reduce its expenditures. There can be no assurance that additional capital on a debt or equity basis will be obtained, or if obtained that it will be on economically viable terms.

2.  BUSINESS COMBINATIONS

ACQUISITION OF PACIFIC ANALYSIS AND COMPUTING CORPORATION
On February 13, 1998, Pacific Analysis and Computing Corporation ("Pacific Analysis") merged with and into the Company. The Company issued 35,870 shares of its common stock valued at $143,480 in exchange for all outstanding Pacific Analysis shares. The transaction was a tax-free reorganization and was accounted for under the purchase method of accounting. The purchase price was allocated to assets acquired and liabilities assumed based on their fair value at the date of acquisition as follows: (a) net current assets $27,850, (b) property and equipment $85,630, and (c) goodwill $30,000. The goodwill is being amortized over five years. Pro forma revenue and results of operations for the fiscal year ended January 31, 1998 do not significantly vary from the amounts reported in the historical financial statements.


                                                                          23)

MERGER WITH META4 DIGITAL DESIGN, INC.
On July 31, 1998, Meta4 Digital Design, Inc. ("Meta4") was merged with and into a wholly-owned subsidiary of the Company through the issuance of 253,655 shares of Company common stock, which were exchanged for all of the outstanding shares of Meta4. The merger qualified as a tax-free reorganization and was accounted for as a pooling-of-interests. Accordingly, the Company's financial statements have been restated to include the results of Meta4 for all periods presented.

Meta4 reported results on a calendar year basis. Accordingly, the restated financial statements combine the December 31, 1997 financial statements of Meta4 with the January 31, 1998 financial statements of the Company. In addition, the below table for fiscal 1999, combines Meta4 through June 30, 1998 with fine.com through July 31, 1998. Net sales and the net loss of Meta4 for the one-month period ended July 31, 1998 were $98,632 and ($74,186), respectively, with the net loss reflected as an adjustment to retained earnings as of July 31, 1998. Beginning August 1, 1999, results of operations for the merged entities are combined for the same quarterly periods.

                                                            Fiscal Year Ended January 31, 1999
                                          --------------------------------------------------------------------
                                              fine.com            Meta4       Adjustments(1)        Total
                                          --------------------------------------------------------------------
Revenue
     February 1, 1998 to July 31, 1998     $  1,925,470      $    802,939      $         -      $  2,728,409
     August 1, 1998 to January 31, 1999       2,376,272         1,028,594                -         3,404,866
                                          --------------------------------------------------------------------
                                           $  4,301,742      $  1,831,533      $         -      $  6,133,275
                                          --------------------------------------------------------------------
                                          --------------------------------------------------------------------
Net income (loss)
     February 1, 1998 to July 31, 1998     $ (1,460,653)     $   (193,524)     $    11,221      $ (1,642,956)
     August 1, 1998 to January 31, 1999      (1,545,051)         (377,816)               -        (1,922,867)
                                          --------------------------------------------------------------------
                                           $ (3,005,704)     $   (571,340)     $    11,221      $ (3,565,823)
                                          --------------------------------------------------------------------
                                          --------------------------------------------------------------------


                                                          Fiscal Year Ended January 31, 1998
                                          --------------------------------------------------------------------
                                              fine.com            Meta4       Adjustments(1)        Total
                                          --------------------------------------------------------------------
Revenue.................................  $   3,448,084      $  2,575,318      $         -      $  6,023,402
Net income (loss).......................  $      80,682      $   (165,955)     $    29,868      $    (55,405)


(1) There were no transactions between fine.com and Meta4 during any period prior to the merger. Pro forma adjustments have been made to the historical statements of operations to reflect the reversal of certain fees earned and interest expense incurred by Meta4 related to transactions with one of its shareholders. In addition, the impact of conforming accounting policies is not material.

3.  MARKETABLE SECURITIES

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Management has classified the Company's marketable securities as available-for-sale, in accordance with the provisions of SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Accordingly the securities are carried at fair value, with unrealized holding gains and losses, net income taxes, excluded from net income and recorded as an adjustment to shareholder's equity. Interest, dividends and realized gains and losses are included in net income.

(24

The following is a summary of marketable securities at January 31, 1998, all of which were classified as available-for-sale:

                                                                  Gross            Gross
                                             Amortized         Unrealized        Unrealized        Estimated
                                                Cost              Gains            Losses         Fair Value
                                          --------------------------------------------------------------------
     Due in one year or less               $  1,621,144      $          -      $   (28,112)     $  1,593,032
     Due after one year                       2,341,815             5,147          (21,726)        2,325,236
                                          --------------------------------------------------------------------
                                           $  3,962,959      $      5,147      $   (49,838)     $  3,918,268
                                          --------------------------------------------------------------------
                                          --------------------------------------------------------------------


4.  EQUIPMENT AND FURNITURE

Equipment and furniture consists of the following:

                                                                                         January 31,
                                                                               ------------------------------
                                                                                      1999            1998
                                                                               ------------------------------
     Computer equipment......................................................   $   1,137,418   $    758,027
     Office furniture and equipment..........................................         305,629        176,923
     Leasehold improvements..................................................         664,405         84,273
                                                                               ------------------------------
                                                                                    2,107,452      1,019,223

     Accumulated depreciation and amortization...............................        (693,114)      (341,663)
                                                                               ------------------------------
                                                                                $   1,414,338   $    677,560
                                                                               ------------------------------
                                                                               ------------------------------



5.  NOTE PAYABLE TO BANK

At January 31, 1999, the Company had in place a Revolving Line of Credit with its bank in the amount of $750,000, of which $500,000 had been drawn upon. Amounts outstanding under the credit facility at year-end bore interest at the bank's prime rate plus 0.25% per annum (an effective rate of 8% at January 31, 1999). At fiscal 1999 year-end the Company was out of compliance with certain covenants contained in its Revolving Line of Credit with its bank, including requirements for minimum working capital, minimum tangible net worth and excess losses in the fourth quarter. On April 2, 1999 the Company received a waiver on its non-compliance with the bank covenants. The Company has renegotiated terms with its bank and has received a commitment letter from the bank to enter into a revised credit facility. The terms of the revised credit facility provide for a line of credit in the amount of $750,000, to expire on September 1, 1999. Amounts outstanding under the revised credit facility will continue to bear interest at the bank's prime rate plus 0.25% per annum (an effective rate of 8% at April 22, 1999). The facility is secured by all accounts receivable of the Company and such other property and assets of the Company as the bank may require, and contains modified financial covenants and restrictions, including a restriction on payment of dividends.

6.  LEASE COMMITMENTS

The Company leases certain equipment and facilities under capital and operating leases. The operating leases contain annual escalation clauses based on inflation. The Company sublets a portion of its office space and offsets rent expense through sublease billings. Net rent expense under the operating leases amounted to $506,152 and $255,466 in fiscal 1999 and 1998, respectively.

                                                                          25)

Future minimum lease payments for operating and capital leases at January 31, 1999 are as follows:

                                                      Operating Leases
                                      ----------------------------------------------------------    Capital
                                              Leases            Sublease            Net             Leases
                                      -----------------------------------------------------------------------
     2000.............................     $   598,095       $   (162,661)      $  435,434         $ 73,092
     2001.............................         584,143           (171,703)         412,440           31,103
     2002.............................         489,588            (73,467)         416,121           23,257
     2003.............................         297,542                  -          297,542            9,590
     2004.............................         283,439                  -          283,439                -
     Thereafter.......................         402,116                  -          402,116                -
                                      -----------------------------------------------------------------------
                                           $ 2,654,923       $   (407,831)     $ 2,247,092           137,042
                                      -----------------------------------------------------------
                                      -----------------------------------------------------------

     Less amount representing
       interest.............................................................................         (27,212)
                                                                                                 -------------
     Present value of minimum capital
       lease obligations....................................................................         109,830
     Less current portion...................................................................         (57,602)
                                                                                                 -------------
     Capital lease obligations,
       less current portion...................................................................     $  52,228
                                                                                                 -------------
                                                                                                 -------------



7.  INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                                                     Fiscal Year Ended
                                                                                         January 31,
                                                                              --------------------------------
                                                                                      1999            1998
                                                                              --------------------------------
     Current.................................................................   $          -    $          -
     Deferred................................................................       (102,019)         46,567
                                                                               -------------------------------
                                                                                $   (102,019)   $     46,567
                                                                               -------------------------------
                                                                               -------------------------------

The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

                                                                                     Fiscal Year Ended
                                                                                         January 31,
                                                                               -------------------------------
                                                                                      1999            1998
                                                                               -------------------------------
     Computed tax at federal statutory rate of 34%...........................   $  (1,247,066)  $     (3,005)
     Increase in valuation allowance.........................................       1,106,020              -
     Subchapter S losses not benefited.......................................          61,983         46,270

     Other items, net........................................................         (22,956)         3,302
                                                                               -------------------------------
                                                                                $    (102,019)  $     46,567


(26

The Company has elected to use the cash method of accounting for income tax purposes because it currently qualifies for the small business exception. This exception allows corporate taxpayers to use the cash method of accounting if their gross receipts over the three immediately preceding tax table years do not exceed $5,000,000 and they meet certain other requirements. The Company will convert to the accrual method for income tax purposes when they no longer satisfy the criteria for this exception. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Meta4 elected to be taxed as a subchapter S corporation prior to the business combination with fine.com. Accordingly, Meta4 did not record any income tax benefit because the individual shareholders received the benefit for Meta4's taxable losses.

Significant components of the Company's net deferred income tax assets and liabilities are as follows:

                                                                                         January 31,
                                                                             -------------------------------
                                                                                      1999            1998
                                                                             -------------------------------
     Deferred tax assets:
         Net operating loss carryforward ....................................  $ 1,311,030      $   224,720
         Other ..............................................................       34,640           14,434
                                                                             -------------------------------
                                                                                 1,345,670          239,154

     Deferred tax liabilities:
         Accrual to cash basis adjustments ..................................     (239,650)        (336,771)
         Other ..............................................................            -           (4,402)
                                                                             -------------------------------
                                                                                  (239,650)        (341,173)
     Valuation allowance ....................................................   (1,106,020)               -
                                                                             -------------------------------
     Net deferred tax assets (liabilities) ..................................  $         -      $  (102,019)
                                                                             -------------------------------
                                                                             -------------------------------


At January 31, 1999, the Company had net operating loss carryforwards of approximately $3,856,000 which begin to expire in 2011. Utilization of these carryforwards depends on the recognition of future taxable income. The Company's ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future. To the extent that any single-year loss is not utilized to the full amount of the limitation, such unused loss is carried forward to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period.

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

                                                                            (27

INITIAL PUBLIC OFFERING
On August 11, 1997, the Company's Registration Statement for its initial public offering was declared effective by the Securities and Exchange Commission and the Company issued 1,100,000 shares of common stock to the public at the initial public offering price of $6.50 per share. On August 25, 1997, pursuant to the exercise of an over-allotment option granted to the underwriters in the Company's public offering, the Company issued an additional 165,000 shares of common stock at a price of $6.50 per share. Proceeds to the Company, net of offering expenses of $1,994,458, amounted to $6,228,042.

In connection with the initial public offering, the Company agreed to sell warrants to the underwriters for $110. The underwriters' warrants entitle them to purchase 110,000 shares at $8.775 per share. The warrants are limited to a term of five years beginning August 11, 1997, and are exercisable for a four year period commencing August 11, 1998.

STOCK OPTION PLANS
In February 1996, the Board of Directors approved the 1996 Incentive Stock Option Plan (the "1996 Plan") and reserved 227,258 shares of common stock for issuance thereunder. In April 1997, the Company adopted the 1997 Option Plan (the "1997 Plan") and reserved 200,000 shares of common stock for issuance thereunder. The Plans provide for the grant of both incentive stock options and nonqualified stock options to officers, employees, and consultants. A committee of the Board of Directors determines the terms and conditions of options granted under the Plans, including the exercise price. The exercise price for incentive stock options shall not be less than the fair market value of common stock at the date of grant unless the incentive stock option is granted to a person who owns greater than 10% of the Company for which the exercise price shall not be less than 110% of the fair market value at the date of grant. The exercise price of nonqualified stock options shall not be less than 85% of the fair market value of the common stock at the date of grant. Pursuant to the terms of the Underwriting Agreement with the Company's underwriters in the initial public offering, the Company agreed to grant options under the stock option plans at not less than the IPO price per share of $6.50 for a period of 18 months following the effective date of the Registration Statement. In addition, pursuant to the terms of the Underwriting Agreement, the Company was restricted for a period of 18 months from the effective date of the Registration Statement from granting options under the 1996 Plan in excess of 124,707. Options expire between five and ten years from the date of grant. Options under the 1996 and 1997 Plans, excluding options to directors which vest upon grant, and subject to the maintenance of a continuous relationship from the date of grant, vest according to a schedule which provides that 5% of the total number of shares granted will vest after one year, 15% will vest after two years, 30% after three years, 50% is vested after four years, and the option grant is fully vested after five years from the date of grant. Options which are granted under the Plans and are subsequently cancelled, revert back to the option pool.

Effective February 26, 1999, the Company implemented a number of changes to its stock option plans. These changes included: (a) the repricing of all stock options granted after the IPO under either the 1996 Plan or 1997 Plan which were held by current employees (but not officers and directors) of the Company to an exercise price of $2.50, the fair market price at the date of the repricing, (b) amendments to the existing stock option vesting schedules to provide for vesting at a rate of 25% per year over four years relating back to the date of original grant for all employees (excluding directors and officers) and all future option grants, and (c) the implementation of a new Employee Bonus Plan which provides for the issuance of up to 126,435 nonqualified stock options to employees or consultants (but not officers and directors). In connection with the above stock option plan changes: (a) 7,216 pre-IPO stock options were not repriced and remained exercisable at $1.76 per share, (b) 99,000 employee options outstanding were repriced to an exercise price of $2.50 per share, (c) 126,435 employee options were granted at $2.50 per share under

(28
the new Employee Bonus Plan in order to more equitably allocate options among employees based on their respective positions with the Company and (d) 106,311 currently outstanding stock options to officers and directors were not repriced and remained at $6.50 per share.

A summary of stock option activity follows:

                                                                            Outstanding Options
                                                              ----------------------------------------------
                                                                                                  Weighted-
                                                                  Shares                           Average
                                                               Available for      Number of       Exercise
                                                                   Grant           Shares          Prices
                                                              ----------------------------------------------
     Balance at February 1, 1997...........................       102,551          124,707        $   1.76
     1997 Plan introduction................................       200,000                -               -
     Granted in fiscal 1998................................       (90,793)          90,793        $   6.50
     Cancelled in fiscal 1998..............................        31,642          (31,642)       $   4.11
                                                               -------------------------------
     Balance at January 31, 1998...........................       243,400          183,858        $   3.89
     Granted in fiscal 1999................................      (186,250)         186,250        $   6.50
     Cancelled in fiscal 1999..............................       116,595         (116,595)       $   4.47
                                                               -------------------------------
     Balance at January 31, 1999...........................       173,745          253,513        $   5.55
                                                               -------------------------------
                                                               -------------------------------

The following table summarizes information concerning currently outstanding and exercisable options at January 31, 1999:

                           ---------------------------------  -------------------------------
                                             Outstanding                         Exercisable
                                              Weighted-                           Weighted-
                                               Average                             Average
              Exercise       Number of        Remaining          Number of        Exercise
               Prices         Options     Contractual Life        Options          Prices
           ----------------------------------------------------------------------------------
               $1.76            50,977       7.33 years            47,456            $1.76
                            -------------                       ------------
               $6.50           202,536       9.34 years            46,861            $6.50
                            -------------                       ------------
                               253,513       8.94 years            94,317


COMMON STOCK RESERVED FOR FUTURE ISSUANCE

The Company has reserved shares of common stock as of January 31, 1999 as follows:

     Stock options..........................................   427,258
     Common stock warrants..................................   110,000
                                                            ------------
                                                               537,258
                                                            ------------
                                                            ------------

The above table excludes an additional 126,435 shares of common stock which were reserved for future issuance pursuant to the new Employee Bonus Plan, of which stock options for all 126,435 shares were granted on February 26, 1999.

                                                                        29)

PRO FORMA DISCLOSURE UNDER SFAS NO. 123
Pro forma information regarding earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                    Fiscal Year Ended
                                                                                        January 31,
                                                                              -------------------------------
                                                                                    1999             1998
                                                                              -------------------------------
     Expected dividend yield...............................................               0%              0%
     Expected stock price volatility.......................................   0.878 - 01.401   0.437 - 0.676
     Risk-free interest rate...............................................      4.5% - 5.7%     5.7% - 6.5%
     Expected life of options..............................................          5 years         5 years


For purposes of pro forma disclosures, the estimated weighted average value of the options granted of $3.12 and $2.32 per share during 1999 and 1998, respectively, is amortized to expense over the options' vesting period. The effects of applying the Statement for providing pro forma disclosure are not indicative of future amounts until the new rules are applied to all outstanding nonvested awards. The Company's pro forma information is as follows:

                                                                                    Fiscal Year Ended
                                                                                        January 31,
                                                                              -------------------------------
                                                                                    1999             1998
                                                                              -------------------------------
     Net loss-as reported....................................................  $(3,565,823)     $   (55,405)
     Net loss-pro forma......................................................  $(3,713,149)     $   (84,405)

     Diluted loss per share-as reported......................................  $     (1.34)     $     (0.03)
     Diluted loss per share-pro forma........................................  $     (1.39)     $     (0.04)

During fiscal 1999, the Company recorded a noncash stock-based compensation charge of $25,000 related to the modification of stock options in connection with the termination benefits to an employee.

9.  TRANSACTIONS WITH OFFICERS AND DIRECTORS

At January 31, 1999 and 1998, the Company had a note receivable from an officer which was non-interest bearing.

10.  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute through payroll deductions. The Company matches employees' contributions at the discretion of the Company's Board of Directors. To date, the Company has not matched employee contributions to the 401(k) savings plan.

(30

11.  BUSINESS SEGMENTS

The Company markets its services through direct and indirect channels throughout the world. Information regarding revenues in different geographic regions is as follows:

                                                                                        Fiscal Year
                                                                                      Ended January 31,
                                                                              -------------------------------
                                                                                      1999            1998
                                                                              -------------------------------
     North America...........................................................   $   5,892,129   $  6,023,402
     Rest of world...........................................................         241,146              -
                                                                              -------------------------------
     Total revenues..........................................................   $   6,133,275   $  6,023,402
                                                                              -------------------------------
                                                                              -------------------------------

The Company reports operating results based on geographic areas which are primarily its PacWest (headquarters) and NorthEast (Meta4) office locations. The "Other" segment below includes the operations of its MidAtlantic office as well as offices which were closed during fiscal 1999. A summary of key financial data by segment is as follows:

                                                PacWest          NorthEast          Other             Total
                                           ------------------------------------------------------------------
Fiscal Year Ended January 31, 1999:
     Revenues                              $  3,655,798      $  1,831,533      $   645,944      $  6,133,275
     Operating loss                          (2,432,664)         (544,312)        (829,690)       (3,806,666)
     Interest, net                              164,766           (27,028)           1,086           138,824
     Depreciation and amortization              225,088           105,541           14,847           345,476
     Purchases of property and equipment        878,735            91,963           65,913         1,036,611
     Long-lived assets                        1,228,981           262,207                -         1,491,188
     Total assets                             4,454,846           548,178           67,075         5,070,099
Fiscal Year Ended January 31, 1998:
     Revenues                              $  3,448,084      $  2,575,318      $         -      $  6,023,402
     Operating loss                             (12,898)         (108,750)               -          (121,648)
     Interest, net                              140,147           (27,337)               -           112,810
     Depreciation and amortization               88,286            93,046                -           181,332
     Purchases of property and equipment        443,180            86,394                -           529,574
     Long-lived assets                          496,145           284,976                -           781,121
     Total assets                             7,351,508           613,721                -         7,965,229



ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                                                          31)

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

a.   EXHIBIT INDEX

EXHIBIT NUMBER                                       DESCRIPTION
      3.1*          Articles of Incorporation, as amended
      3.1A**        Amendment to Articles of Incorporation filed April 2, 1998
      3.2*          Bylaws
      4.1+          Specimen Common Stock Certificate
      4.2*          Form of Representative's Warrant (included as Exhibit A to
                    Representative's Warrant Agreement filed as Exhibit 10.12)
     10.1*          Incentive Stock Option Plan
     10.2*          1997 Stock Option Plan
     10.3           Employee Bonus Plan
     10.4*          Employment Agreement dated May 9, 1997 with Daniel M. Fine
     10.4A+         First Amendment to Employment Agreement with Daniel M. Fine
     10.5+          Employment Agreement dated November 24, 1998 with Timothy J. Carroll
     10.6+          Employment Agreement dated July 31, 1998 with Kathy L. Berni
     10.7           Employment Agreement dated February 13, 1998 with Bill Poole
     10.8A          Commitment Letter dated April 22, 1999 with U.S. Bank of Washington
     10.8B*         Commercial Security Agreement dated March 31, 1997 for $750,000 revolving line of credit
     10.9A*         Office Lease Agreement dated February 28, 1996 with Grand Pacific
                    Limited Partnership (former corporate headquarters)
     10.9B*         Personal Guaranty of Daniel M. Fine dated February 29, 1997
     10.9C*         First Amendment to Office Lease Agreement dated March 1997
     10.9D*         Sublease Agreement dated September 15, 1997 with Data Base Designs, Inc.
     10.10A*        Lease Agreement dated November 19, 1997 with Third Avenue
                    Associates (current corporate headquarters)
     10.10B*        Amendment No. 1 to Lease Agreement, dated December 29, 1997
     10.10C*        Personal Guaranty of Daniel M. Fine for Office Lease, dated November 20, 1997
     10.11A*        Agreement dated August 31, 1995 between Pacific Analysis and Computer Corporation and
                    Amber Jack Ltd.
     10.11B*        Sublease Agreement dated July 31, 1997 with Haralson & Co., P.C.
     10.12*         Form of Representative's Warrant Agreement
     10.13***       Agreement and Plan of Merger (exclusive of schedules and exhibits) dated as of July 29, 1998 with Meta4 Digital Design, Inc.

(32

EXHIBIT NUMBER                                       DESCRIPTION
     21.1+          List of Subsidiaries of fine.com International Corp.
     27.1           Financial Data Schedule

 ----------------------------------------------
     * Incorporated herein by reference from Item 27 of the Company's Form SB-2 (No. 333-26855).
    **   Incorporated herein by reference from exhibit to Form 8-K filed
         April 13, 1998.
   *** Incorporated herein by reference from exhibit to Form 8-K filed August 13, 1998.
    + Incorporated herein by reference from exhibit filed with the Company's Form 10-QSB for the quarter ended July 31, 1998.
   ++ Incorporated herein by reference from exhibit filed with the Company's Form 10-QSB for the quarter ended October 31, 1998.

B.  REPORTS ON FORM 8-K

No reports were filed by the Company during the fiscal quarter ended January 31, 1999.
















                                                                         33)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 1999.

                                              fine.com International Corp.

                                              By:  /s/ Daniel M. Fine
                                              ---------------------------------
                                              Daniel M. Fine, Chairman and
                                              Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 28, 1999.

/s/ Daniel M. Fine                      /s/ Timothy J. Carroll
------------------------------          -----------------------------------
Daniel M. Fine                          Timothy J. Carroll
Chairman, Chief Executive               Executive Vice President of Finance
Officer and Director                    and Operations (principal financial
(principal executive officer)           and accounting officer)

/s/ Herbert L. Fine                     /s/ Frank Hadam
------------------------------          -----------------------------------
Herbert L. Fine                         Frank Hadam
Director                                Director

/s/ Anthony C. Naughtin
------------------------------
Anthony C. Naughtin
Director













(34