Form 10KSB/A
period 1999-01-31
FINE COM INTERNATIONAL CORP /WA/
filed 1999-05-28
CIK 1034073

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  AMENDMENT NO. 1
                                         TO
                                   FORM 10-KSB/A

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
            (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                                      0-22805
                              (COMMISSION FILE NUMBER)

     STATE OF WASHINGTON                               91-1657402
     (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NUMBER)

                           1525 FOURTH AVENUE, SUITE 800
                             SEATTLE, WASHINGTON 98101
                      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   (206) 292-2888
                             (ISSUER TELEPHONE NUMBER)

Securities registered under Section 12(b) of the Exchange Act:   COMMON STOCK,
                                                                 NO PAR VALUE

Securities registered under Section 12(g) of the Exchange Act:   NONE

Check whether the registrant (1) filed all reports required
to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the past 12 months (or for such shorter       Yes /X/ No / /
period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Check if disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no
disclosure will be contained, to the best of Registrant's        Yes / / No /X/
knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Transitional Small Business Disclosure Format (check one)        Yes / / No /X/

The registrant's revenues for its most recent fiscal year were $6,133,275

As of April 21, 1999, there were 2,669,590 shares of the Registrant's common stock issued and outstanding and the aggregate market value of common stock held by non-affiliates was approximately $3,124,759 based on a price of $2.13 per share, representing the average of the closing bid ($2.06) and closing ask ($2.19) prices on that date.

Documents Incorporated By Reference:    See Part III, Item 13 regarding exhibits
                                        incorporated by reference from
                                        previously filed documents.

                                  EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Annual Report on Form 10-KSB is being filed solely to include the following Items required in Part III of this Annual Report, and amends and restates Part III in its entirety:

     Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Item 10 - Executive Compensation.

     Item 11 - Security Ownership of Certain Beneficial Owners and Management.

     Item 12 - Certain Relationships and Related Transactions.

                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below is biographical information for each current member on the Company's Board of Directors.

DANIEL M. FINE, age 40, founded the Company in 1994 and since its inception has served as its Chief Executive Officer and Chairman of the Board. From September 1991 through January 1994, Mr. Fine was a partner in Kobasic Fine Hadley, an advertising agency, where he also served as Vice President of Marketing.
Kobasic Fine Hadley was created in 1990, after the merger of Kobasic Hadley, an advertising agency, with Fine Advertising, an agency founded by Mr. Fine in 1987. From 1984 to 1986, Mr. Fine was an Associate Marketing/Media Manager with the New York advertising agency of Levine, Huntley, Schmidt & Beaver. Mr. Fine holds a B.A. from Washington State University. Mr. Fine is the son of Herbert
L. Fine, a current Director, and Mr. Fine is related by marriage to Mr. Hadam, a current Director.

HERBERT L. FINE, age 67, has been a Director of the Company since October 1994. Since January 1996, Mr. Fine has been a partner of FINE/EDGE, a marketing consulting firm which has been retained to provide services to Toyota Motor Sales, USA., Inc. From March 1991 to December 1995, Mr. Fine served as Senior Vice President, Chief Operating Officer and a director of Kogei America, Inc., a sales promotion company. From 1974 to 1991, Mr. Fine served Dancer-Fitzgerald-Sample Advertising as Vice President and Director of Promotion Services. Mr. Fine holds a B.A. in Communication Arts from Michigan State University. Mr. Herbert Fine is the father of Daniel M. Fine.

FRANK HADAM, age 70, has been a Director of the Company since October 1994. Mr. Hadam retired in 1991. From 1986 to 1991, Mr. Hadam served as a communications consultant to Bell Communications Research ("Bellcore"). Prior to that time, Mr. Hadam served in various capacities at Michigan Bell, AT&T, Bell Labs, and Bellcore where he worked on the design and implementation of international private data networks. These analog and digital networks served both large business customers and the U.S. Government. His experience includes development and manufacture of electronic switching systems, electronic tandem networks, private virtual networks, software-defined networks, T-1 transmission systems, microwave transmission and fiber optics. Mr. Hadam holds a B.S. from Lyle University. Mr. Hadam's daughter is married to Daniel M. Fine.

ANTHONY C. NAUGHTIN, age 43, has been a Director of the Company since December 1996. Mr. Naughtin founded InterNAP Network Services Corporation, a high performance Internet/Intranet and IP network services outsourcing company, for which he has served as President and Chief Executive Officer since May 1996. From May 1995 to May 1996, Mr. Naughtin served as Vice President of Commercial Network Services and a Director of ConnectSoft, Inc., a retail software and network services company. From 1992 to May 1995, Mr. Naughtin served as Director of Sales for NorthwestNet, Inc., which was a regional NSFNET/Internet company. Mr. Naughtin holds a B.A. from the University of Iowa and a J.D. from Creighton School of Law.

Set forth below is biographical information for each of the Company's current executive officers, other than Daniel M. Fine, the Company's Chief Executive Officer.

TIMOTHY J. CARROLL, age 47, joined the Company in October of 1998 as the Vice President of Finance. In November of 1998, he was appointed Executive Vice President of Finance and Operations. From 1996 to 1998, Mr. Carroll served as the Vice President of Strategic Planning and Investor Relations at Multiple Zones International, Inc., a leading Internet and catalog reseller of computer hardware and software products. From 1988 to 1996, Mr. Carroll served as the Vice President of Investor Relations and External Communications for the Hillhaven Corporation, one of the nation's largest health care providers. Mr. Carroll holds a B.A. in Accounting from the University of Washington and is a Certified Public Accountant.

WILLIAM G. POOLE JR., age 58, has served as the Company's Vice President of PacWest Operations since November 1998. Mr. Poole previously served the Company as Director of Project Management from September 1998 to November 1998 and as the Director of Maintenance from February 1998 to September 1998. From January 1983 to

February 1998, Mr. Poole served as the President of Pacific Analysis and Computing, a computer consulting company that was acquired by the Company in February 1998. Mr. Poole holds a Ph.D from the University of California.

KATHY L. BERNI, age 46, has served as the Company's Vice President of NorthEast Operations since July 1998, as a result of the Company's acquisition of Meta4 Digital Design, Inc. From January 1997 to July 1998, Ms. Berni served as the Chief Operating Officer for Meta4 Digital Design, Inc., an interactive advertising agency located in New Jersey. From December 1995 to December 1996, Ms. Berni was the President at Top Dog Digital, L.L.C, an interactive consulting company. From September 1992 to December 1995 Ms. Berni was an independent management consultant for various interactive agencies. Ms. Berni holds a B.A. from Connecticut University.

INFORMATION REGARDING THE BOARD AND ITS COMMITTEES

The Board of Directors has an Audit Committee and a Compensation Committee. There is no standing nominating committee. Messrs. Hadam and Naughtin currently serve on the Audit Committee, which reviews the Company's internal controls and recommends to the Board of Directors the engagement of the Company's independent accountants, reviews with such accountants' plans for and the results of their examination of the Company's financial statements and determines the independence of such accountants. Mr. Naughtin currently serves on the Compensation Committee, which reviews the compensation and bonuses of the Chief Executive Officer and other executive officers of the Company, and approves the grant of stock options to executive officers of the Company under its stock option plan.

The Company has agreed with Coleman and Company Securities, Inc., the representative of the several underwriters in the Company's initial public offering ("Coleman"), that for a period of three years from the closing of the initial public offering, through August 2000, the Company will allow an observer designated by Coleman and acceptable to the Company to attend all meetings of the Board of Directors. Such observer has no voting rights, but is reimbursed for out-of-pocket expenses incurred in attending such meetings and receives $1,500 per Board meeting attended.

During the fiscal year ended January 31, 1999 ("1999 Fiscal Year"), the Board of Directors met by regular or special meeting eight times. Neither the Audit Committee nor the Compensation Committee met during the 1999 Fiscal Year. All of the directors attended at least 75% of the total number of meetings of the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company believes that, except as described below, during the 1999 Fiscal Year all filing requirements pursuant to Section 16(a) of the Securities Exchange Act of 1934 applicable to its officers, directors and greater than 10% beneficial owners were complied with, based solely on its review of the copies of such forms received by it. During the 1999 Fiscal Year, three Form 4 reports for each of Herbert Fine, Norm Lauchner, Frank Hadam and Anthony C. Naughtin, which were required to be filed solely to report the automatic grant of options to each such non-employee directors, were filed late.

ITEM 10.  EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

The following table shows, for the fiscal years ended January 31, 1999, 1998 and 1997, respectively, certain compensation awarded or paid to, or earned by, the Company's Chief Executive Officer. No other executive officer of the Company earned salary and bonus in excess of $100,000 in the 1999 Fiscal Year.

                             Summary Compensation Table

ANNUAL COMPENSATION
--------------------------------------------------------------------------------------------------------
Name and Principal Position                                 Fiscal Year         Salary
--------------------------------------------------------------------------------------------------------
Daniel M. Fine . . . . . . . . . . . . . . . . . .              1999            $116,595
     Chief Executive Officer                                    1998              86,750
                                                                1997              58,113


STOCK OPTION GRANTS AND EXERCISES

No stock options were granted to or exercised by the Chief Executive Officer during the 1999 Fiscal Year.

COMPENSATION OF DIRECTORS

The Company has a stock-based compensation program for the non-employee directors on the Board of Directors. Under the plan, each non-employee director of the Company is automatically granted stock options to purchase 750 shares of Common Stock for each regular and special meeting of the Board that he or she attends (but not committee meetings on which such director serves), plus reasonable expenses incurred in attending such Board meetings. The stock options are immediately exercisable at an exercise price equal to the greater of $6.50 or the fair market value of the Common Stock on such meeting date.

EMPLOYMENT AGREEMENTS

Daniel M. Fine has an employment agreement with the Company through September 1, 2000. The agreement is subject to automatic renewal for successive one-year terms unless either Mr. Fine or the Company gives 90 days notice of an intention to not renew such agreement. Mr. Fine's employment agreement provides for an annual base salary of $140,000 (effective as of August 1, 1998), subject to annual review by the Board of Directors. Mr. Fine may also receive discretionary annual bonuses as determined by the Board of Directors.

Additionally, pursuant to a non-competition covenant contained in his employment agreement, Mr. Fine has agreed not to compete with the Company for two years following termination of his employment. Mr. Fine is also a party to the Company's standard assignment of inventions and nondisclosure agreement, which provides that he will endeavor to protect all intellectual property rights of the Company and will not disclose confidential Company information to outside parties during the term of his employment agreement and for a period of 18 months thereafter. Enforcement of non-competition covenants is a matter of state law. There can be no assurance that a state court, or any other court of competent jurisdiction, would enforce the non-competition covenants included in the employment agreement of Mr. Fine.


ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of Company Common Stock as of May 20, 1999 by: (i) each director; (ii) the Company's Chief Executive Officer; (iii) each person who is known by the Company to beneficially own 5% or more of the outstanding shares of Common Stock; and
(iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, each person's address below is c/o the Company at 1525 Fourth Avenue, Suite 800, Seattle, Washington 98101.

                                                                              Shares Of Common Stock
                                                                              Beneficially Owned (1)
                                                                      ------------------------------
                                                                            Number           Percent
Beneficial Owner                                                         Of Shares          Of Total
----------------------------------------------------------------------------------------------------
ARIS Corporation (2) . . . . . . . . . . . . . . . . . . . . . . .       1,076,291             40.3%
     2229 - 112th Avenue N.E.
     Bellevue, WA  98004
Daniel M. Fine (3) . . . . . . . . . . . . . . . . . . . . . . . .         633,323              23.7
Herbert L. Fine (4). . . . . . . . . . . . . . . . . . . . . . . .         217,859               8.1
Frank Hadam (5). . . . . . . . . . . . . . . . . . . . . . . . . .         219,859               8.2
Anthony C. Naughtin (6). . . . . . . . . . . . . . . . . . . . . .           5,250                **
All directors and executive officers as a group (seven persons) (7)      1,221,467             45.4%

----------------------
** Less than 1%
(1) This table is based upon information supplied by directors, executive officers and principal shareholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned by him or her.
(2) As described in a report on Schedule 13D filed by ARIS Corporation with the Securities and Exchange Commission, pursuant to the merger agreement entered into between the Company and ARIS Corporation on May 17, 1999, each of the Company's directors and certain executive officers entered into a voting agreement with ARIS Corporation, granting to ARIS certain voting rights over their shares in connection with the proposed merger transaction.
(3) Includes 47,499 shares subject to an option granted by Mr. D. Fine to certain principals of Cairncross & Hempelmann, P.S., counsel to the Company, and an aggregate of 100,000 shares subject to stock purchase warrants granted by Mr. D. Fine to a Company executive officer and to a consultant for the Company. All of such shares are subject to a voting agreement between Mr. D. Fine and ARIS Corporation.
(4) Of this amount, 15,834 shares are subject to an option granted by Mr. H. Fine to certain principals of Cairncross & Hempelmann, P.S., counsel to the Company. Also includes 6,750 shares subject to stock options that are exercisable within 60 days of May 20, 1999. All of such shares are subject to a voting agreement between Mr. H. Fine and ARIS Corporation.
(5) Of this amount, 15,834 shares are subject to an option granted by Mr. Hadam to certain principals of Cairncross & Hempelmann, P.S., counsel to the Company. Also includes 6,750 shares subject to stock options that are exercisable within 60 days of May 20, 1999. All of such shares are subject to a voting agreement between Mr. Hadam and ARIS Corporation.
(6) Consists of 5,250 shares subject to stock options that are exercisable within 60 days of May 20, 1999. All of such shares are subject to a voting agreement between Mr. Naughtin and ARIS Corporation.
(7) Comprised of Messrs. D. Fine, H. Fine, Hadam, Naughtin, Poole and Carroll and Ms. Berni. Includes 10,843 shares held indirectly by Ms. Berni through Top Dog Digital, LLC, and 2,445 shares held by Ms. Berni that are pledged to the Company to secure certain obligations arising out of the Company's acquisition of Meta4 Digital Design, Inc. in July 1998. Also includes an aggregate of 18,900 shares subject to stock options held by the group that are exercisable within 60 days of May 20, 1999.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

InterNAP Network Services LLC ("InterNAP"), a company that Anthony C. Naughtin, a Director of the Company, founded and for which he serves as President and Chief Executive Officer, has provided the Company with Internet network and Web server hosting services in the past. For the fiscal years ended January 31, 1999 and 1998 the Company paid InterNAP approximately $66,000 and $64,000, respectively, for such services. The Company expects to continue to use InterNAP's services during the current fiscal year, at levels comparable to prior years. The Company believes that such services were provided on terms no less favorable to the Company than could have been obtained from unaffiliated parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     a.   EXHIBIT INDEX

     Exhibit No.    Description
     3.1*           Articles of Incorporation, as amended
     3.1A**         Amendment to Articles of Incorporation filed April 2, 1998
     3.2*           Bylaws
     4.1+           Specimen Common Stock Certificate
     4.2*           Form of Representative's Warrant (included as Exhibit A to
                    Representative's Warrant Agreement filed as Exhibit 10.12)
     10.1*          Incentive Stock Option Plan
     10.2*          1997 Stock Option Plan
     10.3+++        Employee Bonus Plan
     10.4*          Employment Agreement dated May 9, 1997 with Daniel M. Fine
     10.4A+         First Amendment to Employment Agreement with Daniel M. Fine
     10.5+          Employment Agreement dated November 24, 1998 with Timothy J.
                    Carroll
     10.6+          Employment Agreement dated July 31, 1998 with Kathy L. Berni
     10.7+++        Employment Agreement dated February 13, 1998 with Bill Poole
     10.8A+++       Commitment Letter dated April 22, 1999 with U.S. Bank of
                    Washington
     10.8B*         Commercial Security Agreement dated March 31, 1997 for
                    $750,000 revolving line of credit
     10.9A*         Office Lease Agreement dated February 28, 1996 with Grand
                    Pacific Limited Partnership (former corporate headquarters)
     10.9B*         Personal Guaranty of Daniel M. Fine dated February 29, 1997
     10.9C*         First Amendment to Office Lease Agreement dated March 1997
     10.9D*         Sublease Agreement dated September 15, 1997 with Data Base
                    Designs, Inc.
     10.10A*        Lease Agreement dated November 19, 1997 with Third Avenue
                    Associates (current corporate headquarters)
     10.10B*        Amendment No. 1 to Lease Agreement, dated December 29, 1997
     10.10C*        Personal Guaranty of Daniel M. Fine for Office Lease, dated November 20, 1997
     10.11A*        Agreement dated August 31, 1995 between Pacific Analysis and
                    Computer Corporation and Amber Jack Ltd.
     10.11B*        Sublease Agreement dated July 31, 1997 with Haralson & Co., P.C.
     10.12*         Form of Representative's Warrant Agreement
     10.13***       Agreement and Plan of Merger (exclusive of schedules and
                    exhibits) dated as of July 29, 1998 with Meta4 Digital
                    Design, Inc.
     21.1+          List of Subsidiaries of fine.com International Corp.
     27.1+++        Financial Data Schedule

----------------------
* Incorporated herein by reference from Item 27 of the Company's Form SB-2 (No. 333-26855).
** Incorporated herein by reference from exhibit to Form 8-K filed April 13, 1998.
*** Incorporated herein by reference from exhibit to Form 8-K filed August 13, 1998.
+ Incorporated herein by reference from exhibit filed with the Company's Form 10-QSB for the quarter ended July 31, 1998.
++ Incorporated herein by reference from exhibit filed with the Company's Form 10-QSB for the quarter ended October 31, 1998.
+++ Previously filed with the Company's Form 10-KSB for the fiscal year ended January 31, 1999, and incorporated herein by reference.

     b.   REPORTS ON FORM 8-K

          No reports were filed by the Company during the fiscal quarter ended January 31, 1999.

                                     SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Amendment No. 1 to its Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized on May 26, 1999.

                                   fine.com International Corp.



                                   By:       /S/
                                        -----------------------------------
                                        Timothy J. Carroll
                                        Executive Vice President of Finance and
                                        Operations