Form 10QSB
period 1999-04-30
FINE COM INTERNATIONAL CORP /WA/
filed 1999-06-14
CIK 1034073

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

    [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 1999

          -- or --

    [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.



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

                                 (206) 292-2888
                            (ISSUER TELEPHONE NUMBER)



Check whether the Registrant (1) filed all reports required    Yes [X]  No [ ]
to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Transitional Small Business Disclosure Format (check one):    Yes [ ]  No [X]

The number of shares of the Registrant's common stock, no par value per share, outstanding as of June 10, 1999 was 2,698,500.

                          FINE.COM INTERNATIONAL CORP.

                                   FORM 10-QSB
                      FOR THE QUARTER ENDED APRIL 30, 1999

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                      INDEX

PART I - FINANCIAL INFORMATION                                           PAGE
Item 1.  Consolidated Financial Statements                                 2

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   7


PART II. - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                        11

Item 6.  Exhibits and Reports on Form 8-K                                 11

SIGNATURE PAGE                                                            12

PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          FINE.COM INTERNATIONAL CORP.

                           CONSOLIDATED BALANCE SHEETS

                                                                                 April 30,                January 31,
                                                                                   1999                      1999
                                                                               -----------               ------------
                                                                                (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                        $ 704,708               $ 1,521,301
Accounts receivable, less allowances                                             1,218,078                 1,952,694
Costs and profits in excess of billings on uncompleted contracts                   226,802                    14,292
Prepaid expenses and other                                                          87,085                    68,830
Notes receivable from officer                                                       21,678                    21,794
                                                                               -----------               -----------
         TOTAL CURRENT ASSETS                                                    2,258,351                 3,578,911

Other long-term assets                                                              75,350                    76,850
Equipment & furniture, net                                                       1,367,844                 1,414,338
                                                                               -----------               -----------
         TOTAL ASSETS                                                          $ 3,701,545               $ 5,070,099
                                                                               -----------               -----------
                                                                               -----------               -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Note payable to bank                                                           $         -                 $ 500,000
Accounts payable                                                                   149,495                   427,420
Accrued expenses                                                                   160,026                   332,963
Billings in excess of costs and profits on uncompleted contracts                   136,087                   536,860
Contract loss reserve                                                                    -                    40,218
Current portion of capital lease obligations                                        32,341                    57,602
                                                                               -----------               -----------
         TOTAL CURRENT LIABILITIES                                                 477,949                 1,895,063

Capital lease obligations, less current portion                                     45,264                    52,228
                                                                               -----------               -----------
              TOTAL LIABILITIES                                                    523,213                  1,947,291

SHAREHOLDERS' EQUITY:
Common stock, no par value:
10,000,000 shares authorized; 2,697,805 and 2,669,590 shares issued and
outstanding at April 30, 1999, and January 31, 1999, respectively                6,946,409                 6,906,409
Accumulated deficit                                                             (3,768,077)               (3,783,601)
                                                                               -----------               -----------

         TOTAL SHAREHOLDERS' EQUITY                                              3,178,332                 3,122,808
                                                                               -----------               -----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 3,701,545               $ 5,070,099
                                                                               -----------               -----------
                                                                               -----------               -----------


                 See Accompanying Notes to Financial Statements

                          FINE.COM INTERNATIONAL CORP.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                              Three Months Ended April 30,
                                                                               1999                 1998
                                                                               ----                 ----
                                                                                                 (restated)
Gross revenue                                                               $1,875,011           $1,331,793
Direct salaries and costs                                                      855,006              952,478
                                                                             ---------            ---------
Gross profit                                                                 1,020,005              379,315
Selling, general and administrative expenses                                 1,004,246              962,345
                                                                            ----------           ----------
Operating income (loss)                                                         15,759             (583,030)
Interest income (expense)                                                         (235)              94,602
                                                                            ----------           ----------
Income (loss) before income taxes                                               15,524             (488,428)
Provision for (benefit from) income taxes                                           --             (120,000)
                                                                            ----------           ----------
Net income (loss)                                                           $   15,524           ($ 368,428)
                                                                            ----------           ----------

Basic and diluted net income (loss) per share                               $     0.01           $    (0.14)
                                                                            ----------           ----------
                                                                            ----------           ----------

Shares used in computation of net income (loss) per share:
        Basic                                                                2,687,103            2,664,754
        Diluted                                                              2,692,843            2,664,754


                 See Accompanying Notes to Financial Statements

                          FINE.COM INTERNATIONAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                   Three Months Ended April 30,
                                                                                      1999             1998
                                                                                      ----             ----
                                                                                                    (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                                           $ 15,524        ($ 368,428)
         Depreciation and amortization                                                100,394            79,440
         Deferred income taxes                                                              -          (120,000)
              Non cash stock-based compensation                                        40,000                 -
         Net changes in:
                  Accounts receivable                                                 734,616           (33,604)
                  Costs and profits in excess of billings                            (212,510)         (103,158)
                  Prepaid expenses and other assets                                   (18,255)         (145,515)
                  Accounts payable                                                   (277,925)          (16,703)
                  Accrued expenses                                                   (172,937)           15,643
                  Advance payments                                                          -           (70,500)
                  Billings in excess of costs and profits                            (440,991)          (31,452)
                                                                                    ---------         ---------

         Net cash used in operating activities                                       (232,084)         (794,277)
                                                                                    ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
         Other assets                                                                       -           (20,010)
         Purchases of equipment and furniture                                         (52,400)         (494,020)
                                                                                    ---------         ---------
         Net cash used in investing activities                                        (52,400)         (514,030)
                                                                                    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
         Decrease in notes payable to bank                                           (500,000)                -
         Increase (decrease) on capital lease obligations                             (32,225)           13,067
         Decrease in note receivable from officer                                         116             2,585
                                                                                    ---------         ---------
         Net cash provided by (used in) financing activities                         (532,109)           15,652
                                                                                    ---------         ---------
         Net decrease in cash and cash equivalents                                   (816,593)       (1,292,655)
         Cash and cash equivalents at beginning of period                           1,521,301         1,571,861
                                                                                    ---------         ---------
         Cash and cash equivalents at end of period                                 $ 704,708         $ 279,206
                                                                                    ---------         ---------
                                                                                    ---------         ---------

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid                                                                           9,106             9,047
Acquisition of Pacific Analysis and Computing Corporation, in
  February 1998, in exchange for 35,870 shares of common
  stock                                                                                     -           143,480


                 See Accompanying Notes to Financial Statements

                          FINE.COM INTERNATIONAL CORP.

                          NOTES TO FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by fine.com International Corp. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Results of operations for the three-month period ended April 30, 1999 are not necessarily indicative of performance for a full fiscal year or for future periods. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended January 31, 1999, included with the Company's Form 10-KSB, as amended, as filed with the Securities and Exchange Commission (the "Commission").

On July 31, 1998, Meta4 Digital Design, Inc. ("Meta4") was merged with and into a wholly-owned subsidiary of the Company and the Company issued 253,655 shares of Company common stock in exchange for all of the outstanding shares of Meta4. The merger qualified as a tax-free reorganization and was accounted for as a pooling-of-interests. Accordingly, the Company's historical financial statements have been restated to include the results of Meta4 for all periods presented.

In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which requires disclosure of an additional basis of measuring income. Comprehensive income for the three months ended April 30, 1999 was $15,524 and for the period ending April 30, 1998 was a loss of $410,654.


2.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

                                                                                     Three Months Ended April 30,
                                                                                      1999                1998
                                                                                      ----                ----
Numerator:
Net income (loss)......................................................            $   15,524        ($  368,428)

Denominator for basic earnings per share:
Weighted Average Common Stock..........................................             2,687,103          2,664,754

Effect of dilutive securities:
Employee stock options.................................................                 5,740                  0
                                                                                   ----------         ----------
Denominator for diluted earnings per share.............................             2,692,843          2,664,754
                                                                                   ----------         ----------
                                                                                   ----------         ----------
Basic and diluted earnings (loss) per share............................                 $0.01             ($0.14)

3.       BANK LINE OF CREDIT

The Company has a revolving line of credit with a commercial bank for $750,000, which expires on September 1, 1999, and is secured by all accounts receivable and such other property and assets of the Company as the bank may require. Amounts outstanding under the revolving line of credit bear interest at the bank's prime interest rate plus 0.25% (an effective rate of 8% at April 30, 1999). At June 10, 1999, no amounts were outstanding under the revolving line of credit. The revolving line of credit containes modified financial covenants and restrictions including a restriction on the payment of dividends. The Company met all revolving line of credit covenants at April 30, 1999.

4.       SUBSEQUENT EVENT

On May 17, 1999, the Company entered into a definitive agreement with ARIS Corporation, a leading provider of international information technology consulting, training and software, for the acquisition of the Company by ARIS, for up to $12.25 million. Under the terms of the agreement, the purchase price is to be paid in exchange for up to one million shares of ARIS common stock, or a combination of one million ARIS shares plus up to $5.25 million cash, depending upon the average closing price of ARIS common stock prior to closing of the acquisition. The transaction is subject to approval of the Company's shareholders as well as other customary closing conditions, including favorable tax treatment of the acquisition. The Company expects to call a special meeting of shareholders in the third quarter of the 1999 calendar year to vote on the transaction. Assuming shareholder approval and satisfaction of other closing conditions, the transaction is expected to close in the third calendar quarter of 1999.

5.       SEGMENT INFORMATION

The Company markets its services through direct and indirect channels throughout the world. Information regarding revenues in different geographic regions is as follows:

                                                  Quarter
                                               Ended April 30,
                                            1999             1998
                                            ----             ----
North America                            $1,561,448       $1,291,793
Rest of world                               313,563           40,000
                                         ----------       ----------
                                         ----------       ----------
Total revenues                           $1,875,011       $1,331,793

The Company reports operating results based on geographic areas which are primarily its PacWest (headquarters) and NorthEast office locations. The "Other" segment below includes the operations of its MidAtlantic office. A summary of key financial data by segment is as follows:

                                            PacWest           NorthEast           Other             Total
                                            -------           ---------           -----             -----
Quarter Ended April 30, 1999:
         Revenues                         $1,274,226           $485,117          $115,668         $1,875,011
         Operating income (loss)             (17,068)            23,175             9,417             15,524


Quarter Ended April 30, 1998:
         Revenues                            925,955            390,478            15,360          1,331,793
         Operating loss                      (56,828)          (136,125)         (175,475)          (368,428)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS, WHICH REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. WORDS USED IN THIS REPORT SUCH AS "BELIEVE", "ANTICIPATE", "EXPECT", "MAY", "WILL" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING SUCH STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT, INCLUDING THOSE UNDER THE SECTION ENTITLED "OTHER FACTORS THAT MAY AFFECT OPERATING RESULTS," WHICH CONSIST PRIMARILY OF A BRIEF DISCUSSION OF CERTAIN RISKS AND WHICH ARE IN THEIR ENTIRETY FORWARD-LOOKING STATEMENTS, AND THOSE INCLUDED IN THE COMPANY'S OTHER REPORTS PREVIOUSLY FILED WITH THE COMMISSION, INCLUDING THE DISCLOSURES IN THE "RISK FACTORS" SECTION APPEARING IN THE FORM 10-KSB, AS AMENDED, FOR THE FISCAL YEAR ENDED JANUARY 31, 1999 AND THE COMPANY'S REGISTRATION STATEMENT ON FORM SB-2.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with (i) the financial statements and accompanying notes appearing in this Quarterly Report, and (ii) the Company's financial statements and accompanying notes appearing in the Company's Form 10-KSB, as amended, for the fiscal year ended January 31, 1999, as filed with the Commission.

OVERVIEW

The Company develops marketing-driven, interactive, database-oriented Web applications for major national and international corporate clients who seek to establish a commercial presence on, or conduct Internet commerce over, the Web. The Company's Web application development process combines marketing expertise with state-of-the-art interactive database compilation and dissemination techniques and technologies.

The Company generates the majority of its revenues from fees associated with the planning and development of commercial Web sites for clients. These fees are earned pursuant to fixed fee, time and materials or cost reimbursement contracts (with terms typically ranging from two to seven months). Revenues generated from these contracts are recognized under the percentage-of-completion method (based on the ratio of costs incurred to total estimated project costs). All other revenue is recorded on the basis of performance of services. The Company assumes greater financial risk on fixed fee contracts than on either time-and-material or cost-reimbursable contracts. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed fee contract may reduce the Company's profit or cause a loss on a particular project.

Prior to fiscal year 1999, the Company conducted all of its operations from its headquarters in Seattle, Washington. On July 31, 1998, the Company acquired Meta4 Digital Design, Inc., a company that provides Internet-based solutions in the NorthEast. As of April 30, 1999, the Company conducted operations in Seattle, Washington, Bethesda, Maryland and Livingston, New Jersey.

On May 17, 1999, the Company entered into a definitive agreement with ARIS Corporation, a leading provider of international information technology consulting, training and software, for the acquisition of the Company by ARIS, for up to $12.25 million. Under the terms of the agreement, the purchase price is to be paid in exchange for up to one million shares of ARIS common stock, or a combination of one million ARIS shares plus up to $5.25 million cash, depending upon the average closing price of ARIS common stock prior to closing of the acquisition. The transaction is subject to approval of the Company's shareholders as well as other customary closing conditions, including favorable tax treatment of the acquisition. The Company expects to call a special meeting of shareholders in the third quarter of the 1999 calendar year to vote on the transaction. Assuming shareholder approval and satisfaction of other closing conditions, the transaction is expected to close in the third calendar quarter of 1999.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED APRIL 30, 1999 AND 1998

GROSS REVENUE. Consolidated gross revenue for the three months ended April 30, 1999 and 1998 was $1,875,000 and $1,332,000 respectively. During each of these three-month periods, substantially all of the Company's revenue was generated by its Web site planning and development services. The 41% increase in the first quarter of fiscal 2000 revenue over revenue for the same period in fiscal 1999 is attributable to the addition of new clients, an increase in service billing rates and higher staff utilization levels.

DIRECT SALARIES AND COSTS. Direct salaries and costs include all internal labor costs and other direct costs related to project performance, such as project specific independent contractor fees, supplies and specific project-related expenditures. The Company's consolidated direct salaries and costs were $855,000 and $952,000 for the three months ended April 30, 1999 and 1998 respectively, representing a 10% decrease from the prior period. Gross operating margins were 54% for the three months ended April 30, 1999, as compared to 28% for the prior period. The lower levels of direct salaries and costs and higher gross operating margins are attributable to higher utilization and productivity levels and a decreased reliance on higher cost contract labor.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses were $1,004,000 and $962,000 for the three months ended April 30, 1999 and 1998, respectively, representing a 4% increase. In each period, these expenses primarily consisted of sales and administrative salaries, professional fees, occupancy costs, telephone and related Internet connectivity fees, computer network costs, office expenses and supplies, marketing, advertising and new business development costs. As a percentage of gross revenues, selling, general and administrative expenses were 54% for the three months ended April 30, 1999, as compared to 72% for the same period in fiscal year 1999. The decrease in expenses as a percentage of gross revenues is primarily due to the cost containment initiatives implemented as part of the Company's operational restructuring announced in the third quarter of fiscal year 1999.

TAXES. During the first quarter of fiscal 1999, the Company recorded a tax benefit of $120,000, which represented the tax benefit associated with the carryback of operating losses to previous years. At January 31, 1999, the Company had provided a full valuation allowance against its deferred tax assets, which primarily related to $3,856,000 of net operating loss carryforwards. No tax expense was recorded during the first quarter of fiscal 2000 due to the tax effects of the utilization of the above mentioned net operating loss carryforwards.

NET INCOME. The Company recognized net income for the first quarter of fiscal 2000 of $16,000 compared to a net loss of $368,000 for the same period in fiscal 1999.

CAPITAL RESOURCES AND LIQUIDITY

Historically, the Company has funded its capital requirements through earnings, borrowings from affiliates and commercial lenders and equity financing and private placements of its capital stock. The Company had cash and cash equivalents of $705,000 and $1,521,000 at April 30, 1999 and January 31, 1999, respectively.

The Company's working capital increased $96,000, from $1,684,000 at January 31, 1999 to $1,780,000 at April 30, 1999. Operating activities for the three months ended April 30, 1999 required net cash in the amount of $232,000, primarily due to decreases in billings in excess of costs and profits and accounts payable and increases in costs and profits in excess of billings. Accounts receivable decreased $735,000, from $1,953,000 at January 31, 1999 to $1,218,000 at April
30, 1999. Through June 1, 1999, the Company has collected approximately $500,000 of the April 30, 1999 accounts receivable balance.

The purchase of equipment and furniture required cash in the amount of $52,000 during the three months ended April 30, 1999. These expenditures were made primarily for computer hardware and software, furniture, fixtures and leasehold improvements necessary to accommodate the day-to-day business of the Company. Net cash used in financing activities was $532,000, mainly due to the repayment of borrowings outstanding at January 31, 1999 under the Company's line of credit.

The Company has a revolving line of credit with a commercial bank for $750,000, which expires on September 1, 1999, and is secured by all accounts receivable and such other property and assets of the Company as the bank may require. Amounts outstanding under the revolving line of credit bear interest at the bank's prime interest rate plus 0.25% (an effective rate of 8% at April 30, 1999). At June 10, 1999, no amounts were outstanding under the revolving line of credit. The revolving line of credit contains modified financial covenants and restrictions including a restriction on the payment of dividends. The Company met all revolving line of credit covenants at April 30, 1999.

The Company believes that its cash and cash equivalents will be sufficient to fund its operations through the current fiscal year. The Company believes that it has taken appropriate action to realign and strengthen the Company's operations, including a plan to strategically grow sales, increase internal productivity and decrease its overhead cost structure. However, there can be no assurance that the Company will be able to achieve profitable operations. Further development and establishment of the Company's business may require additional financing. The Company believes that additional financing could be obtained from various sources, including certain existing shareholders and other investors and financial institutions not yet identified. In the event that additional financing is delayed or not able to be obtained on satisfactory terms, if at all, the Company may need to reduce its expenditures. There can be no assurance that additional capital on a debt or equity basis will be obtained, or if obtained that it will be on economically viable terms.

CHANGES IN STOCK OPTION PLANS

Effective February 26, 1999, the Company implemented a number of changes to its stock option plans. These changes included: (a) the repricing of all stock options granted after the Company's initial public offering under either the 1996 stock option plan or 1997 stock option plan which were held by current employees (but not officers and directors) of the Company to an exercise price of $2.50, the fair market price at the date of the repricing,
(b) amendments to the existing stock option vesting schedules to provide for vesting at a rate of 25% per year over four years relating back to the date of original grant for all employees (excluding directors and officers) and all future option grants, and (c) the implementation of a new Employee Bonus Plan which provides for the grant of nonqualified stock options to employees or consultants (but not officers and directors) to purchase up to 126,435 shares of common stock. In connection with the above stock option plan changes: (a) 7,216 pre-IPO stock options were not repriced and remained exercisable at $1.76 per share, (b) 99,000 employee options outstanding were repriced to an exercise price of $2.50 per share, (c) 126,435 employee options were granted at $2.50 per share under the new Employee Bonus Plan in order to more equitably allocate options among employees based on their respective positions with the Company and (d) 106,311 currently outstanding stock options held by officers and directors were not repriced and remained at $6.50 per share.

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

The Company has examined all of its internal systems, both hardware and software, that constitute core components of its operations, including both computer systems and elements of the office environment. The Company believes that its internal hardware and software systems will function properly with respect to dates in the year 2000 and thereafter. Nonetheless, there can be no assurance in this regard until such systems are operational in the year 2000. Management anticipates that the Company's exposure from its internal systems is minimal, the cost of recovery will be insignificant, and its business will not be materially adversely impacted.

As a general matter, the Company builds its software on third-party products, such as Microsoft's Windows NT and UNIX, which have been represented as Year 2000 compliant. Despite the Company's testing and other assurances, if any, the Company may receive from third-party providers of software or technology incorporated into the Company's products, the Company's products may contain undetected errors or defects associated with Year 2000 date functions, which may result in material costs to the Company. In general, the Company does not warrant to clients that its work will be Year 2000 compliant, although certain clients have requested and received such warranties. In such cases, the Company does not warrant the compliance of third-party software; rather, the Company warrants only that software created by the Company will be Year 2000 compliant. In addition, the Company generally provides clients with a limited 90-day warranty on its services and products, and the Company believes that many clients provide further updates or additions to their Web sites after delivery by the Company and the Company cannot assess the Year 2000 compliance of any such additions. However, even absent a specific Year 2000 warranty or other warranty, there is a risk that clients for whom the Company has created or implemented software will attempt to hold the Company liable for any damages that result in connection with Year 2000 problems.

The Company is also examining Year 2000 issues as they relate to third-party vendors, suppliers and service providers with which it has a material relationship. Management believes that internally used third-party tools, such as operating systems, databases and other design and development applications, are materially Year 2000 compliant. Management believes that any failures of these systems would have negligible impact on the Company's operations.

Historical and estimated future costs of Year 2000 remediation are not significant. The Company is in the process of establishing a contingency plan and expects it to be in place prior to December 31, 1999.

OTHER FACTORS THAT MAY AFFECT OPERATING RESULTS

The Company's operating results may fluctuate due to a number of factors, including, but not limited to, the ability of the Company to develop and expand relationships with new and existing clients, the ability to accurately estimate costs for fixed-fee contracts, the increased level of competition in the market, the ability to retain and hire experienced and qualified personnel. In addition, if the acquisition by ARIS Corporation does not close, whether due to the failure of the Company's shareholders to approve the acquisition or some other reason, the Company's business and financial prospects will be materially adversely affected. All of the above factors are difficult for the Company to forecast, and any one of which may materially adversely affect the Company's business and operating results for one quarter or a series of quarters.

PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company's Registration Statement on Form SB-2, as amended (file number 333-26855), relating to the Company's initial public offering of the Company's common stock, was declared effective by the Commission on August 11, 1997. From the effective date of the Registration Statement through the end of the Company's fiscal quarter ended April 30, 1999, the Company has applied its net proceeds as follows:


         Net proceeds from IPO                                                                  $6,228,000
         Accounts receivable, work-in-process and other working capital requirements            (2,630,000)
         Capital expenditures for fixed assets                                                  (1,968,000)
         Acquisition of Meta4 Digital Design, Inc. and other businesses                           (450,000)
         Repayment of indebtedness                                                                (545,000)
                                                                                                  ---------

         Unapplied proceeds held in money market funds                                            $635,000
                                                                                                   -------
                                                                                                   -------

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  27.1     Financial data schedule

         (b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed during the fiscal quarter ended April 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 9, 1999.


                        fine.com International Corp.



                        By             /s/ Daniel M. Fine
                              --------------------------------------------
                              Daniel M. Fine
                              President and Chief Executive Officer
                              (principal executive officer)


                        By             /s/ Timothy J. Carroll
                              --------------------------------------------
                              Timothy J. Carroll
                              Executive Vice President of Finance and Operations (principal financial and accounting officer)



12